Form 10-Q
period 2014-06-30
Adamas Pharmaceuticals Inc
filed 2014-08-07
CIK 1328143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 1, 2014 was 16,758,499

Adamas Pharmaceuticals, Inc.

In this report, unless otherwise stated or the context otherwise indicates, references to the “company,” “Adamas,” “we,” “us” and “our” refer to Adamas Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adamas Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$144,607	$85,612
Accounts receivable	218	129
Prepaid expenses and other current assets	956	267
Total current assets	145,781	86,008
Property and equipment, net	336	199
Other assets	70	9
Total assets	$146,187	$86,216
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$3,284	$2,097
Accrued liabilities	2,556	2,119
Other current liabilities	151	2
Total current liabilities	5,991	4,218
Warrant liability	-	6,232
Non-current liabilities	8	12
Total liabilities	5,999	10,462
Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.001 par value - 5,000,000 shares and 6,700,000 authorized at June 30, 2014 and December 31, 2013, and zero and 4,719,174 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; zero and $77,433 liquidation preference at June 30, 2014 and December 31,2013, respectively	-	19,149

Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 16,758,499 and 9,515,528 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21	14
Additional paid-in capital	150,690	77,163
Accumulated deficit	(10,523)	(20,572)
Total stockholders’ equity	140,188	56,605
Total liabilities, convertible preferred stock and stockholders’ equity	$146,187	$86,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adamas Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenue	$25,154	$241	$25,330	$30,824

Operating expenses
Research and development	5,173	1,572	7,931	3,650
General and administrative	3,262	1,363	6,371	2,483
Total operating expenses	8,435	2,935	14,302	6,133
Income (loss) from operations	16,719	(2,694)	11,028	24,691
Other income (expense), net	(112)	(567)	(800)	(988)
Income (loss) before income taxes	16,607	(3,261)	10,228	23,703
Income tax expense	(178)	(92)	(179)	(287)
Net income (loss)	$16,429	$(3,353)	$10,049	$23,416

Net income (loss) attributable to common stockholders
Basic	$16,429	$(3,353)	$7,894	$15,167
Diluted	$16,429	$(3,353)	$8,162	$15,928

Net income (loss) per share attributable to common stockholders
Basic	$1.05	$(0.35)	$0.63	$1.60
Diluted	$0.88	$(0.35)	$0.53	$1.43

Weighted average number of shares used in computing net income (loss) attributable to common stockholders
Basic	15,604	9,506	12,581	9,504
Diluted	18,590	9,506	15,404	11,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adamas Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net income	$10,049	$23,416
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	57	26
Stock-based compensation	2,870	254
Change in preferred stock warrant value	983	643
Gain on fixed asset disposal	-	(32)
Changes in assets and liabilities
Prepaid expenses and other assets	(750)	97
Accounts receivable	(89)	631
Accounts payable	611	176
Accrued liabilities and other liabilities	437	(166)
Deferred revenue	-	(29,611)
Net cash provided by (used in) operating activities	14,168	(4,566)
Cash flows from investing activities
Purchase of property and equipment	(194)	(150)
Net cash used in investing activities	(194)	(150)
Cash flows from financing activities
Proceeds from public offering of common stock, net of underwriters discount	45,850	-
Payment of public offering costs	(2,636)	-
Proceeds from issuance of common stock upon exercise of stock options	250	7
Proceeds from issuance of common and preferred stock upon exercise of warrants	1,557	-
Principal payments on convertible promissory notes	-	(2,280)
Net cash provided by (used in) financing activities	45,021	(2,273)
Net increase (decrease) in cash and cash equivalents	58,995	(6,989)
Cash and cash equivalents at beginning of period	85,612	62,957
Cash and cash equivalents at end of period	$144,607	$55,968

Supplemental disclosure of noncash items
Accrued deferred offering costs	576	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adamas Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.            The Company

Adamas Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems (“CNS”).  The Company achieves this by enhancing the pharmacokinetic profiles of proven drugs to create novel therapeutics for use alone and in fixed-dose combination products.  The Company is developing its lead wholly owned product candidate, ADS-5102, for a complication of Parkinson’s disease known as levodopa induced dyskinesia (“LID”) and is evaluating other potential indications.  The Company has successfully completed a Phase 2/3 clinical study in LID, has initiated a Phase 3 registration trial in May 2014 and plans to initiate an additional Phase 3 registration trial in support of the LID indication.  Its late-stage therapeutics portfolio also includes an NDA-submitted product candidate, MDX-8704, being co-developed with Forest Laboratories, Inc., a subsidiary of Actavis plc, (“Forest”), and an approved product, Namenda XR, which Forest developed and is marketing in the United States under a license from the Company.

The Company was incorporated in the State of Delaware on November 15, 2000.  The Company’s headquarters and operations are located in Emeryville, California.  The Company has two subsidiaries: Adamas Pharmaceuticals Asia Pte Limited (inactive) and Adamas India Pharmaceuticals Private Limited, which ceased operations in August 2013.

Initial Public Offering

In April 2014, the Company issued and sold 3,000,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $16.00 per share, for net proceeds of approximately $41.4 million after deducting underwriting discounts and commissions of approximately $3.4 million and expenses of approximately $3.2 million. In May 2014, the Company issued and sold 81,371 shares of its common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions of approximately $91,000.  Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 4,003,225 shares of common stock.  In addition, all of the Company’s convertible preferred stock warrants outstanding at the close of the IPO were converted into common stock.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.  These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any future interim period.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.  Accordingly, the unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s prospectus (Registration No. 333-194342) filed pursuant to Rule 424(b) on April 10, 2014 with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at time of purchase to be cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents.  Substantially all the Company’s cash and cash equivalents are held at one financial institution that management believes is of high credit quality.  Such deposits generally exceed federally insured limits.

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

Convertible Preferred Stock

The Company classifies the convertible preferred stock as temporary equity on the balance sheets due to certain change in control events that are outside the Company’s control, including liquidation, sale or transfer of the Company, as holders of the convertible preferred stock can cause redemption of the shares.  Shares were converted upon close of the IPO in April 2014.

Convertible Preferred Stock Warrants

The Company accounts for its convertible preferred stock warrants as a liability based upon the characteristics and provisions of each instrument.  Convertible preferred stock warrants classified as a liability are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet, with fair value changes recognized as increases or reductions in the statements of operations.  The Company adjusts the liability for changes in fair value of these warrants until the earlier of: (i) exercise of warrants, (ii) expiration of warrants, (iii) a change of control of the Company or (iv) the closing of the Company’s IPO.  At that time, the convertible preferred stock warrant liability was adjusted to fair value in the condensed consolidated statements of operations and comprehensive income (loss) and, upon the closing of the Company’s IPO in April 2014, with the final fair value reclassified to additional paid-in capital.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued liabilities, and convertible notes payable approximate fair value due to the short-term nature of these items.  The convertible preferred stock warrant liability, which is zero as of June 30, 2014, was carried at fair value.

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

Income Taxes

The Company accounts for income taxes under the asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net income per share calculation, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities.

Prior to April 10, 2014 the Company calculated its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities.  Under the two-class method, the Company determines whether it has net income attributable to common stockholders, which includes the results of operations less current period convertible preferred stock non-cumulative dividends.  If it is determined that the Company does have net income attributable to common stockholders during a period, the related undistributed earnings are then allocated between common stock and the convertible preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders.  In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.  The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period.  The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.  For purposes of this calculation, options to purchase common stock and common stock warrants are considered common stock equivalents.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”.  The amendment in this ASU provide guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provide guidance to recognize revenue when (or as) the entity satisfies a performance obligation. The Company is evaluating the impact of this standard.

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

The following table summarizes, for financial assets and liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3

Assets
Money market fund	$141,695	$141,695	$-	$-

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3

Assets
Money market fund	$83,700	$83,700	$-	$-
Liabilities
Preferred stock warrant liability	$6,232	$-	$-	$6,232

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

The following table includes a roll forward of the financial instruments classified within Level 3 of the fair value hierarchy (in thousands):

Fair Value Using Level 3 Inputs	Amounts

Balance at December 31, 2012	$1,706

Change in fair value recorded in Other (income)/expense, net	4,526

Balance at December 31, 2013	6,232
Change in fair value recorded in Other (income)/expense, net	983
Exercise of warrants	(7,215)

Balance at June, 2014	$-

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

In November and December 2013, the Company received a total of $40.0 million in milestone payments under its license agreement with Forest.  The milestone payments were for the successful completion of studies that support the planned New Drug Application (“NDA”) filing with the FDA for MDX-8704 by Forest.  In May 2014, the Company received an additional $25.0 million milestone payment under the license agreement.  This milestone payment was a result of the FDA’s acceptance of the NDA for MDX-8704.  These amounts have been recorded as revenue in the condensed consolidated statement of operations and comprehensive income during 2013 and 2014, respectively.

5.            Warrants to Purchase Common or Preferred Stock

Common stock warrants

In conjunction with the sale of convertible promissory notes issued in November 2002 and September 2003, the Company issued warrants to purchase 22,220 shares and 88,884 shares, respectively, of the Company’s Series A convertible preferred stock.  The warrants expire ten years from issuance.  The relative fair value of these warrants was determined to be approximately $49,000 and $205,000, respectively, and was amortized to interest expense over the term of each loan.  These preferred stock warrants converted to warrants to purchase common stock as part of the Company’s recapitalization transaction during 2011.  The warrants to purchase 22,220 shares of common stock expired in November 2012 while the warrants to purchase 88,884 shares were scheduled to expire in September 2013, but were subsequently modified to extend their term by one additional year.  As such, the Company recorded an additional expense of $52,000.  In June 2014, a portion of these warrants were exercised for 3,556 shares of common stock.  As of June 30, 2014 and December 31, 2013, warrants to purchase 85,328 and 88,884 shares of common stock were outstanding, respectively.

In 2006, the Company issued a warrant to purchase 13,332 shares of common stock at an exercise price of $1.88 per share to a consultant in consideration for the provision of such third-party services.  The common stock warrant was exercisable for a period of 10 years.  The Company recorded $13,000 in additional paid in capital at the time of issuance.  In March 2014, the warrant was exercised for 13,332 shares of common stock.  As of June 30, 2014 and December 31, 2013, warrants to purchase zero and 13,332 shares of common stock were outstanding, respectively.

In connection with the first two draw-downs pertaining to the 2006 term loan, both made in 2006 for a total of $1.5 million, the Company issued warrants to purchase a total of 13,586 shares of the Company’s Series B preferred stock. Using the Black-Scholes model with a volatility of 84%, term of ten years and a risk-free interest rate of 4.72%, the fair value of the warrants was determined to be $121,000 and was recorded as warrant liability and discount against the borrowings and is being amortized to interest expense over the term of the loan. These preferred stock warrants converted to warrants to purchase common stock as part of the Company’s recapitalization transaction during 2011. In May 2014, the warrants were exercised for 13,586 shares of common stock.  As of June 30, 2014 and December 31, 2013, warrants to purchase zero and 13,586 shares of common stock were outstanding, respectively.

In connection with the third draw-down pertaining to the 2006 term loan, made in 2007 for $500,000, the Company issued a warrant to purchase 4,528 shares of the Company’s Series B preferred stock. Using the Black-Scholes model with a volatility of 73%, term of ten years and a risk free interest rate of 4.72%, the fair value of the warrant was determined to be $47,000 and was recorded as warrant liability and discount against the borrowings and is being amortized to interest expense over the term of the loan. This preferred stock warrant converted into a warrant to purchase common stock as part of the Company’s recapitalization transaction during 2011. In May 2014, the warrant was exercised for 4,528 shares of common stock.  As of June 30, 2014 and December 31, 2013, a warrant to purchase zero and 4,528 shares of common stock was outstanding, respectively.

Convertible preferred stock warrants

In connection with the issuance of convertible promissory notes pursuant to the Note and Warrant Purchase Agreement in April 2011, the Company issued warrants to purchase 55,848 shares of Series AA preferred stock.  Using the Black-Scholes model with a volatility of 90%, expected term of 3 years and risk-free interest rate of 0.82%, the fair value of the warrant liability was determined to be $13,000 and was recorded as a debt discount and amortized in 2011.  In March 2014, warrants were exercised for 26,284 shares of Series AA preferred stock.  In April 2014, in connection with the IPO, the remaining warrants were exercised for 29,564 of Series AA preferred stock.  As of June 30, 2014 and December 31, 2013, warrants to purchase zero and 55,848 shares of Series AA Preferred Stock were outstanding, respectively.

In connection with the issuance of Series AA preferred stock in June 2011, the Company issued warrants to purchase 462,762 shares of Series AA preferred stock.  Using the Black-Scholes model with a volatility of 90%, expected term of 3 years and a risk-free interest rate of 0.82%, the fair value of the warrant liability was determined to be $65,000 and was recorded as a reduction against the value of Series AA preferred stock.  In March 2014, warrants were exercised for 211,012 shares of Series AA preferred stock.  In April 2014, in connection with our IPO, the remaining warrants were exercised for 251,750 shares of Series AA preferred stock.  As of June 30, 2014 and December 31, 2013, warrants to purchase zero and 462,762 shares of Series AA preferred stock were outstanding, respectively.

In conjunction with the issuance of convertible promissory notes pursuant to a Series AA Preferred Stock and Secured Note and Warrant Purchase Agreement, or the 2012 Notes, the Company issued warrants to purchase equity securities (the “2012 Warrants”).  The 2012 Warrants become exercisable on the date the 2012 Notes are converted into the Company’s equity securities (or upon cash settlement of the strategic financing put option) and expire on March 22, 2019, or if there is a Corporate Transaction prior to the date the 2012 Notes are converted, the 2012 Warrants will be automatically net exercised immediately prior to the closing of a Corporate Transaction.

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

In order to determine a fair value for the 2012 Warrants upon issuance of the 2012 Notes, the Company evaluated multiple potential outcomes using the option pricing model value depending on the scenario while applying estimated probabilities to each scenario value.  These scenarios included potential subsequent financing, strategic financing and corporate transaction at different times during 2012.  Accordingly, the Company determined the fair value of the warrants to be $269,000, which was recorded as a convertible preferred stock warrant liability and a debt discount.  Upon repayment of the 2012 Notes in 2013, the warrants became exercisable to purchase 104,050 shares of Series AA convertible preferred stock at $3.81 per share.

The Company remeasured the value of its preferred stock warrants at each reporting period and recorded the change in fair value in the condensed consolidated statement of operations and comprehensive income.  The Company remeasured the value of their preferred warrants at April 9, 2014 and December 31, 2013 and recorded a change in fair value of $1.8 million and $4.5 million, respectively, in the consolidated statement of operations and comprehensive income under interest and other income (expense), net.  In March 2014, warrants were exercised for 22,382 shares of Series AA convertible preferred stock.  In April 2014, in connection with our IPO, the remaining warrants were exercised for 81,668 shares of Series AA preferred stock.  As of June 30, 2014 and December 31, 2013, warrants to purchase zero and 104,050 shares of Series AA Preferred Stock were outstanding, respectively.

The following table summarizes the outstanding warrants as of:

	Number of shares outstanding
	June 30,	Decemember 31,
	2014	2013

Series AA convertible preferred stock warrants issued in 2011	-	518,610
Series AA convertible preferred stock warrants issued in 2012	-	104,050
Common stock warrants	178,276	213,278

6.         Commitments and Contingencies

Lease Commitments

In June 2014, the Company amended its facility lease agreement to increase the square footage to 12,492 square feet for a term of 65 months.

As of June 30, 2014, future minimum lease payments under a non-cancelable facility operating lease were as follows (in thousands):

June 30,
2014
Remainder of 2014	$155
2015	$551
2016	$600
2017	$618
2018 and thereafter	1,404
Total	$3,328

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

7.   Convertible Preferred Stock

The Company’s amended and restated certificate of incorporation filed on April 15, 2014, authorizes 5,000,000 shares of convertible preferred stock, of which there were zero shares outstanding as of June 30, 2014.

At December 31, 2013, the convertible preferred stock consisted of the following (in thousands except share and per share data):

			Per Share
	Shares		Liquidation	Carrying
Series	Authorized	Outstanding	Preference	Value

Series AA	5,000,000	3,431,620	$3.81	$6,521
Series AA-1	1,700,000	1,287,554	$50.00	12,628
	6,700,000	4,719,174		$19,149

8.   Shareholders’ Equity

Common Stock

The amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of common stock.  Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends.  There have been no dividends declared to date.  Each share of common stock is entitled to one vote.

The Company has classified all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested.  At June 30, 2014 and December 31, 2013, 13,400 and zero shares of common stock, respectively, from early exercised options were unvested.

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2014	2013

Conversion of convertible preferred stock	-	3,432,908
Common stock options outstanding	5,162,378	3,567,858
Common stock options available for grant	2,205,626	1,771,212
Warrants to purchase common stock	178,276	213,290
Warrants to purchase convertible preferred stock	-	622,660

Total	7,546,280	9,607,928

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

Options granted under the 2007 Stock Plan may have terms of up to ten years.  All options issued to date have had a ten year life.  The exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the board of directors.  The exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the board of directors.  The exercise price of a NSO shall not be less than the par value per share of common stock.  The options granted generally vest over five years and vest at a rate of 20% upon the first anniversary of the issuance date and 1/60th per month thereafter.

In February 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO.  No further grants will be made under the 2007 Plan.  Under the 2014 Plan, 1,993,394 shares of the Company’s common stock were made available for issuance, plus an additional number of shares that will be added to the 2014 Plan as of the effective time equal to the sum of (i) all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, plus (ii) all shares that are subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired.  The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by our board of directors.

Options granted under the 2014 Stock Plan may have terms of up to ten years.  All options issued to date have had a ten year life.  The exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the board of directors.  The exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the board of directors.  The exercise price of a NSO shall not be less than the par value per share of common stock.  The options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

Under the terms of the 2002 Plan and 2007 Stock Plan, all options are fully exercisable on the grant date, subject to the Company’s repurchase right, which under the 2002 Plan is at the original exercise price and under the 2007 Stock Plan is at the lower of original exercise price or fair value.  The repurchase rights lapse over the options’ vesting period of generally five years.

In February 2014, the Company’s board of directors adopted and, in March 2014 the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO.  Under the ESPP, an aggregate of 262,762 shares of the Company’s common stock are reserved for future grant or issuance.

Activity under the Company’s stock option plans is set forth below:

		Outstanding Options
			Weighted	Aggregate
	Shares	Number of	Average	Intrinsic
	Available	Shares	Exercise	Value
	for Grant		Price	(thousands)
Balances, December 31, 2013	1,771,212	3,567,858	$1.45	$26,932
Additional shares reserved	2,161,944	-
Options granted	(1,920,550)	1,920,550	9.71
Options exercised	-	(129,698)	1.92
Options cancelled	193,020	(196,332)	2.88
Balances, June 30, 2014	2,205,626	5,162,378	$4.46	$71,369

The aggregate intrinsic value of options exercised was $1.6 million and $25,000 for the six months ended June 30, 2014 and 2013, respectively.

Stock-Based Compensation

During the three and six months ended June 30, 2014, the Company granted stock options to employees to purchase 43,000 and 1,750,000 shares of common stock, respectively, with a weighted-average grant date fair value of $14.18 and $10.15 per share, respectively.  During the three and six months ended June 30, 2013, the Company granted stock options to employees to purchase 73,000 shares of common stock, respectively, with a weighted-average grant date fair value of $2.72 per share.  As of June 30, 2014, there was total unrecognized compensation cost of $17.1 million.  This cost is expected to be recognized over a period of 4.34 years.  The total fair value of employee stock options vested for the three and six months ended June 30, 2014 was $186,000 and $247,000, respectively.  The total fair value of employee stock options vested for the three and six months ended June 30, 2013 was $68,000 and $178,000, respectively.

Stock-based compensation expense related to employee options for the three and six months ended June 30, 2014 was $1.0 million and $1.6 million, respectively.  Stock-based compensation expense related to employee options for the three and six months ended June 30, 2013 was $59,000 and $116,000, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model.  The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options was estimated using the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014

Expected volatility	90% - 92%	90% - 96%
Risk-free interest rate	2.06% - 2.13%	2.06% - 2.20%
Dividend yield	-	-
Expected term (in years)	7.00	7.00

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

Volatility:  The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as the Company had limited trading history for the Company’s common stock due to the recent IPO.  The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate:  The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield:  The expected dividend assumption was based on the Company’s history and expectation of dividend payouts.

Forfeitures:  Forfeitures were estimated based on historical experience.

Fair Value of Common Stock:  The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by the Company’s board of directors.  Subsequent to the IPO in April 2014, the fair value of common stock is determined based on the closing price of the NASDAQ Global Market exchange.

Non-employee Stock-Based Compensation

During the three and six months ended June 30, 2014, the Company granted options to purchase 12,550 and 170,550 shares of common stock to consultants, respectively.  During the three and six months ended June 30, 2013, the Company granted options to purchase 15,000 shares of common stock to consultants.  These options are granted in exchange for consulting services to be rendered and vest over the term of the consulting agreement.

The Company has estimated fair value of common stock options granted to non-employees using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Expected volatility	94% - 96%	89% - 92%	72% - 98%	88% - 92%
Risk-free interest rate	1.74% - 2.50%	1.02% - 1.94%	0.81% - 2.75%	1.02% - 1.94%
Dividend yield	-	-	-	-
Expected term (in years)	5.75 - 10.00	5.75 - 10.00	3.25 - 10.00	5.75 - 10.00

Compensation expense related to non-employee options for the three and six months ended June 30, 2014 was $801,000 and $1.3 million, respectively.  Compensation expense related to non-employee options for the three and six months ended June 30, 2013 was $75,000 and $138,000, respectively.

Total stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development	$670	$55	$1,095	$104
General and administrative	1,153	79	1,775	150
	$1,823	$134	$2,870	$254

10. Net Income per Share

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Historical net income (loss) per share	2014	2013	2014	2013
Numerator:
Net income (loss)	$16,429	$(3,353)	$10,049	$23,416
Noncumulative dividend on preferred stock	-	-	(432)	(718)
Undistributed earnings allocated to preferred stock holders	-	-	(1,723)	(7,531)
Basic net income (loss) attributable to common stockholders	16,429	(3,353)	7,894	15,167
Adjustment to net income for dilutive securities	-	-	268	761
Diluted net income (loss) attributable to common stockholders	$16,429	$(3,353)	$8,162	$15,928
Denominator:
Basic common shares outstanding:
Basic common shares outstanding: weighted average common shares outstanding	15,619	9,506	12,590	9,506
Less: weighted average unvested common shares subject to repurchase	(15)	-	(9)	(2)
Weighted average number of common shares used in calculating net income (loss) per share—basic	15,604	9,506	12,581	9,504

Dilutive securities:
Common stock options	2,772	-	2,644	1,600
Warrants to purchase common stock	214	-	179	-
Warrants to purchase preferred stock	-	-	-	-
Weighted average number of common shares used in calculating net income (loss) per share—diluted	18,590	9,506	15,404	11,104

Net income (loss) per share to attributable to common stockholders
Basic	$1.05	$(0.35)	$0.63	$1.60

Diluted	$0.88	$(0.35)	$0.53	$1.43

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Convertible preferred stock	-	-	-	4,719
Options to purchase common stock	55	-	55	-
Warrants to purchase convertible preferred stock	-	-	-	213
Warrants to purchase common stock	-	-	-	623
Total	55	-	55	5,555

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

Overview

We are a specialty pharmaceutical company driven to improve the lives of those affected by chronic disorders of the central nervous system, or CNS.  We achieve this by enhancing the pharmacokinetic profiles of proven drugs to create novel therapeutics for use alone and in fixed-dose combination products.  We are developing our lead wholly owned product candidate, ADS-5102, for a complication of Parkinson’s disease known as levodopa induced dyskinesia, or LID, and is evaluating other potential indications.  We have successfully completed a Phase 2/3 clinical study in LID, have initiated a Phase 3 registration trial in LID in May 2014 and plan to initiate an additional Phase 3 registration trial in support of our LID indication.  Our late-stage therapeutics portfolio also includes an NDA-submitted product candidate, MDX-8704, being co-developed with Forest Laboratories, Inc., a subsidiary of Actavis plc, referred to herein as Forest, and an approved product, Namenda XR, which Forest developed and is marketing in the United States under a license from us.

Prior to November 2012, we were developing ADS-8704, a fixed-dose combination of controlled-release memantine and donepezil.  Pursuant to our license agreement with Forest, we exclusively licensed to Forest certain U.S. intellectual property rights relating to controlled-release memantine and therapies including memantine.  Forest has continued the ADS-8704 program under the name MDX-8704.  Under our license agreement with Forest, we received a $65.0 million upfront payment in November 2012, two $20.0 million milestone payments in the fourth quarter of 2013 and a $25.0 million milestone payment in May 2014.  We are eligible to receive up to an additional $30.0 million in payments based upon the first U.S. Food and Drug Administration, or FDA, approval of MDX-8704.

Financial operations overview

Summary

Our revenue to date has been generated primarily from license, milestone and development revenue pursuant to our license agreement with Forest.  We have not generated any commercial product revenue.  As of June 30, 2014, we had an accumulated deficit of $10.5 million.  Although we reported net income for the three and six months ended June 30, 2014 and in each of the years ending December 31, 2013 and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest.  We incurred significant losses prior to 2012 and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.  We cannot assure you that we will receive additional collaboration revenue in the future.

In 2010, we suspended further activities on our influenza product candidate, ADS-8902, due to the expected length of the clinical trial and a change in our strategic focus.  At the same time, we entered into an agreement with the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, and its subcontractor under which we provided clinical trials supply, protocols, and operational support for further clinical development.  We retained the rights to any clinical study data generated by the NIH with respect to clinical studies conducted by the NIH.  We had supplied clinical operations support through a subcontract with the independent third-party subcontractor that was cancelled as of March 31, 2014.

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

Prior to our initial public offering of our common stock, or IPO in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants.  On April 15, 2014, we completed our IPO pursuant to which we issued 3,000,000 shares of common stock and received net proceeds of approximately $41.4 million, after underwriting discounts, commissions and offering expenses.  On May 6, 2014, the Company issued and sold an additional 81,371 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million, after deducting underwriting discounts and commissions of approximately $91,000.  In connection with the completion of our IPO, all convertible preferred stock converted into common stock.

Under our agreement with Forest we received a non-refundable upfront license fee of $65.0 million in 2012, $40.0 million in development milestone fees in 2013 and $25.0 million in milestone fees related to acceptance of Forest’s New Drug Application, or NDA, submission by the FDA in May 2014, and we may receive up to an additional $30.0 million in future milestone fees upon FDA approval.  Forest has stated that it projects FDA approval and commercial launch of MDX-8704 in the first half of 2015.  Beginning in 2018 we will be entitled to receive royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States and, five years after commercial launch, in the low double digits to the mid-teens for sales of MDX-8704 in the United States, if approved.

As of June 30, 2014, we had cash and cash equivalents of $144.6 million.

Revenue

We have not generated any revenue from commercial product sales to date.  Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments and reimbursements for research and development expenses under our license agreement with Forest.

The following table summarizes the sources of our revenue for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Forest:

Recognition of upfront license fee and milestones	$25,000	$-	$25,000	$29,611

Reimbursement of development expenses	73	153	175	981
Forest total	25,073	153	25,175	30,592

NIH grants	81	36	109	113

Government contracts	-	52	46	119

Total revenue	$25,154	$241	$25,330	$30,824

We recognized collaboration revenue of $25.0 million for both of the three and six months ended June 30, 2014 and zero and $29.6 million for the three and six months ended June 30, 2013, respectively, pursuant to our license agreement with Forest.  We also recognized revenue from Forest of approximately $73,000 and $0.2 million in development funding for the three and six months ended June 30, 2014, respectively, as well as $0.2 million and $1.0 million for the three and six months ended June 30, 2013, respectively.  We expect that our revenue will continue to fluctuate in future periods.

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

We anticipate our research and development expenses will increase as we continue our Phase 3 registration trials for ADS-5102, during 2014 and 2015.

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Product candidate
ADS-5102	$3,715	$669	$5,444	$1,334
ADS-8704(1)	61	123	148	918
Unallocated research and development expenses(2)	1,397	780	2,339	1,398
Total research and development expenses	$5,173	$1,572	$7,931	$3,650

(1)        ADS-8704 includes program costs that we incurred related to the fixed-dose combination drug that was licensed to Forest. Subsequent to the execution of the license agreement Forest assigned the name MDX-8704 to the program in the United States.

(2)        Unallocated costs include research and development not allocated to a specific program. No employee-related expenses were allocated to ADS-5102 in 2013.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates.  We allocate research and development salaries, benefits and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  We expect our research and development expenses to increase in the future.  The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming.  We consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to: the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability.  Furthermore, we have entered into collaborations with CROs and academic third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future.  In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control.  We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.  As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, facilities costs and other expenses for outside professional services, including legal, intellectual property, human resources, board of directors, audit and accounting services.  Personnel costs consist of salaries, benefits and stock-based compensation.  We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Global Market on which our securities are traded, additional insurance expenses, investor relations activities and other administration and professional services.

Interest and other income, net

Interest and other income, net consists primarily of interest received on our cash and cash equivalents and gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability.  We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised or expired.  Subsequent to the IPO, we reclassified the convertible preferred stock warrant liability as additional paid-in capital and we no longer recorded any related periodic fair value adjustments.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2014, as compared to those disclosed in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - Critical accounting policies and significant judgments and estimates” in our prospectus dated April 9, 2014, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or Securities Act.

Results of operations

Comparison of the three and six months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended				Six Months Ended

	June 30,				June 30,
	2014	2013	Increase/ (Decrease)	Increase/ (Decrease)	2014	2013	Increase/ (Decrease)	Increase/ (Decrease)

Revenue	$25,154	$241	$24,913	10337%	$25,330	$30,824	$(5,494)	(18)%
Research and development	5,173	1,572	3,601	229%	7,931	3,650	4,281	117%
General and administrative	3,262	1,363	1,899	139%	6,371	2,483	3,888	157%
Other income (expense), net	(112)	(567)	(455)	(80)%	(800)	(988)	(188)	(19)%

Revenue

Revenue increased by $24.9 million, or 10,337%, to $25.2 million from $0.3 million for the three months ended June 30, 2014 and 2013, respectively.  Revenue decreased by $5.5 million, or 18%, to $25.3 million from $30.8 million for the six months ended June 30, 2014 and 2013, respectively.  Both the increase in revenue for the three months ended June 30, 2014 and the decrease in revenue for the six months ended June 30, 2014 were due to the upfront license payment, milestone payments and development funding recognized with respect to our license agreement with Forest, NIH grants and government contracts.  We recognized upfront license and development milestone revenue of $25.0 million in the three and six months ended June 30, 2014, respectively; whereas, we recognized upfront license and development milestone revenue of zero and $29.6 million in the three and six months ended June 30, 2013, respectively.  Reimbursement of development expenses decreased by $80,000, or 52%, to $73,000 from $0.2 million for the three months ended June 30, 2014 and 2013, respectively.  Reimbursement of development expenses decreased by $0.8 million, or 82%, to $0.2 million from $1.0 million for the six months ended June 30, 2014 and 2013, respectively.  NIH grant and government contract revenues decreased by $7,000, or 8%, to $81,000 from $88,000 for the three months ended June 30, 2014 and 2013, respectively.  NIH grant and government contract revenues decreased by $77,000, or 33%, to $0.2 million from $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

Research and development expenses

Research and development expenses increased by $3.6 million, or 229%, to $5.2 million from $1.6 million for the three months ended June 30, 2014 and 2013, respectively.  The increase in research and development expenses was due to a significant increase in program costs related to ADS-5102 of $3.0 million, or 455%, to $3.7 million from $0.7 million for the three months ended June 30, 2014 and 2013, respectively.  Increased expenses related to the commencement of our Phase 3 efficacy and safety studies and additional Phase 1 studies. There were also increased expenses of $0.6 million that were not allocated to a specific program.  In addition there was a decrease of $62,000, or 50%, to $61,000 from $0.1 million for the three months ended June 30, 2014 and 2013, respectively, for ADS-8704, which we incurred as part of our licensing the U.S. rights to the program to Forest.

Research and development expenses increased by $4.3 million, or 117%, to $7.9 million from $3.7 million for the six months ended June 30, 2014 and 2013, respectively.  The increase in research and development expenses was due to a $4.1 million, or 308% increase in program costs related to ADS-5102, to $5.4 million from $1.3 million for the six months ended June 30, 2014 and 2013, respectively.  Increased expenses related to manufacturing, commencement of our Phase 3 efficacy and safety studies and additional Phase 1 studies.  There were also increased expenses that were not allocated to a specific program of $1.0 million.  In addition there was a decrease of $0.8 million, or 84%, to $1.0 million from $0.9 million for the three months ended June 30, 2014 and 2013, respectively, for ADS-8704, which we incurred as part of our licensing the U.S. rights to the program to Forest.

General and administrative expenses

General and administrative expenses increased $1.9 million, or 139%, to $3.3 million for the three months ended June 30, 2014 from $1.4 million for the three months ended June 30, 2013. The increase in general and administrative expenses was primarily due to the increase in headcount related expenses and professional services relating to our IPO and being a public company totaling $1.0 million and $1.0 million, respectively. Included in the headcount and professional services related costs during the three months ended June 30, 2014 was an increase in stock-based compensation expenses of approximately $1.1 million resulting from the increased fair value of new stock options leading up to and after going public during the three months ended June 30, 2014.  These increases were partially offset by decreases in other general expenses of $88,000.

General and administrative expenses increased $3.9 million, or 157%, to $6.4 million for the six months ended June 30, 2014 from $2.5 million for the six months ended June 30, 2013. The increase in general and administrative expenses was primarily due to the increase in headcount related expenses and professional services relating to our IPO and being a public company totaling $1.8 million and $1.9 million, respectively. Included in the headcount and professional services related costs during the six months ended June 30, 2014 was an increase in stock-based compensation expenses of approximately $1.6 million resulting from the increased fair value of new stock options leading up to and after going public during the six months ended June 30, 2014.  There were also increases in other general expenses of $0.2 million.

Other income (expense), net

Other income (expense), net decreased by $0.5 million, or 80%, to $0.1 million from $0.6 million for the three months ended June 30, 2014 and 2013, respectively.  Other income (expense), net decreased by $0.2 million, or 19%, to $0.8 million from $1.0 million for the six months ended June 30, 2014 and 2013, respectively.  These decreases were related to other income recorded as a result of the repayment of a note receivable of $0.2 million in June 2014 that had been fully reserved and a decrease of $0.1 million in other general expenses.  In addition, there were dissolution related expenses related to our India subsidiary of $0.2 million in 2013 and an insignificant amount in 2014.

Liquidity, capital resources and plan of operation

We have funded our operations primarily through sales of our common stock in our IPO, sales of convertible preferred stock and warrants, bank debt, the issuance of convertible debt and payments received pursuant to our license agreement with Forest.  We have not generated any revenue from the sale of any products.  We have incurred losses and generated negative cash flows from operations since inception through 2011 and for the three months ended March 31, 2014.  In 2012, 2013 and for the six months ended June 30, 2014, we recognized a profit and positive cash flow as a result of our license agreement with Forest.  As of June 30, 2014 and December 31, 2013, our principal sources of liquidity were our cash and cash equivalents, which totaled $144.6 million and $85.6 million, respectively.

As of June 30, 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. On April 15, 2014, we completed our IPO of shares of our common stock pursuant to which we issued 3,000,000 shares of common stock and received net proceeds of approximately $41.5 million, after underwriting discounts, commissions and offering expenses.  On May 6, 2014, the Company issued and sold 81,371 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million, after deducting underwriting discounts and commissions of approximately $91,000.  In connection with the completion of our IPO, all convertible preferred stock converted into common stock.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Net cash (used in) provided by:
Operating activities	$14,168	$(4,566)
Investing activities	(194)	(150)
Financing activities	45,021	(2,273)
Net increase (decrease) in cash and cash equivalents	$58,995	$(6,989)

Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2014.  This significant increase in cash and cash equivalents was the result of receiving a $25.0 million milestone payment from Forest in May 2014.  The primary use of cash was to fund the Phase 3 clinical studies activities related to ADS-5102.  Net cash used in operating activities was $4.6 million for the six months ended June 30, 2013 and was primarily attributable to the Phase 2/3 EASED clinical study activities related to ADS-5102.

Net cash used in investing activities amounted to $0.2 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively, which consisted mainly of property and equipment purchases.

Net cash provided by financing activities amounted to $45.0 million for the six months ended June 30, 2014, which consisted primarily of $43.2 million of net proceeds from the IPO after payment of offering costs.  Net cash used in financing activities for the six months ended June 30, 2013 was $2.3 million, which was all related to the payment of convertible notes.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual obligations

Our future contractual obligations at June 30, 2014 were as follows (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual obligations:
Operating lease obligations	$412	$1,828	$1,088	$-	$3,328
Total contractual obligations	$412	$1,828	$1,088	$-	$3,328

Recent Accounting Pronouncements

See Note 2 of our Notes to Condensed Consolidated Financial Statements included in this report for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations.  We also seek to maximize income from our investments without assuming significant risk.  To achieve our objectives, we maintain a portfolio of cash and cash equivalents in a variety of securities of high credit quality.  As of June 30, 2014, we had cash and cash equivalents of $144.6 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States.  A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase.  However, because our investments are primarily short term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.  We actively monitor changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 6, 2014, we had received notice that thirteen companies had submitted Abbreviated New Drug applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co.  KGaA and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable or will not be infringed by the companies’ manufacture, use or sale of generic versions of Namenda XR.  In January, February and April 2014, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co.  KGaA and Merz Pharmaceuticals GmbH filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against twelve of these companies that had then submitted ANDAs.  We are seeking judgment that (i) the defendants have infringed the patents at issue, (ii) that the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) that the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) that we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA and Merz Pharmaceuticals GmbH be awarded monetary relief, in addition to any attorney’s fees, costs and expenses relating to the actions.  Because these lawsuits were filed within the requisite 45 day period provided in the FDCA, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30 month stay for these ANDAs will begin to expire in June 2016.

Item 1A.          Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects.  Our business could be harmed by any of these risks.  The risks and uncertainties described below are not the only ones we face.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks relating to our business set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 13, 2014 are set forth below and are unchanged substantively as of June 30, 2014, except for those risks designated by an asterisk (*).

Risks related to our financial condition and need for additional capital

Although we reported net income for 2012, 2013 and the three and six months ended June 30, 2014, we incurred significant losses in prior years and expect to incur substantial losses in the future.*

We are a clinical-stage specialty pharmaceutical company and do not currently directly market any products.  We currently exclusively license U.S. patent rights for one approved product, Namenda XR, to a wholly owned subsidiary of Forest Laboratories, Inc., or Forest, and Forest markets Namenda XR in the United States, but we do not currently receive royalties on the sales of that product.  We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations.  Although we reported net income for 2012 2013 and the three and six months ended June 30, 2014, this was almost entirely due to milestone payments we received pursuant to our license agreement with Forest.  We incurred significant operating losses in 2011 and prior years and expect to incur substantial and increasing losses for the foreseeable future.  As of June 30, 2014, we had an accumulated deficit of $10.5 million.

Prior to our IPO, we had financed our operations primarily through private placements of our convertible preferred stock, our collaboration with Forest and, to a lesser extent, government grants, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development.  We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates.  We anticipate that our expenses will increase substantially as we:

•                 initiate Phase 3 registration trials of our lead wholly owned product candidate, ADS-5102 in levodopa induced dyskinesia, or LID;

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

To be profitable in the future, we or our current and future potential collaboration partners must succeed in developing and commercializing products with significant market potential.  This will require us or our partners to be successful in a range of activities, including advancing product candidates, completing clinical studies of product candidates, obtaining regulatory approval for those product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained.  We or our partners may not succeed in these activities and, as a result, we may never generate revenue that is sufficient to be profitable in the future.  In the near term, our only anticipated source of significant revenue is from certain milestone payments under our license agreement with Forest, which will only be received if and when the FDA approves MDX-8704.  We will not be entitled to receive any royalty payments with respect to sales of Namenda XR until June 2018, and with respect to sales of our partnered product candidate, MDX-8704, until five years after its commercial launch in the United States, assuming it is approved and launched.

Although we reported net income for 2012, 2013 and the three and six months ended June 30, 2014, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest.  Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Our failure to achieve sustained profitability would depress the value of our stock and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.

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

We may need additional funds and, if we cannot raise additional capital when needed, we may have to curtail or cease operations.*

We are seeking to advance multiple product candidates through the research and clinical development process.  The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds.  As of June 30, 2014, we had approximately $144.6 million in cash and cash equivalents.  We believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.  Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We have invested a significant portion of our efforts and financial resources into the development of ADS-5102, an oral once-nightly controlled-release version of the FDA-approved drug amantadine, and MDX-8704, a fixed-dose combination of the FDA-approved drugs memantine and donepezil.  MDX-8704 has been exclusively licensed to Forest in the United States.  In addition, we have granted Forest a royalty-bearing license under certain of our patents to commercialize Namenda XR, a controlled-release version of memantine, in the United States.  Our ability to generate milestone, product and royalty revenue will depend heavily on the successful development, regulatory approval and eventual commercialization of ADS-5102 and MDX-8704 and successful commercialization of Namenda XR.  Under the terms of our license agreement with Forest, we will not be entitled to receive royalty payments on the sale of Namenda XR until June 2018 or on the sale of MDX-8704 until five years after it is launched, assuming it is approved and launched.  The success of these drugs will depend on numerous factors, including:

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

If clinical studies of our product candidates fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of our product candidates in humans.  Clinical studies are expensive, are difficult to design and implement, can take many years to complete and are uncertain as to outcome.  A failure of one or more of our clinical studies could occur at any stage of testing.  The outcome of preclinical testing and early clinical studies may not be predictive of the success of later clinical studies, and interim results of a clinical study do not necessarily predict final results.  For example, the successful result of our Phase 2/3 study of ADS-5102 for the treatment of LID, including the lack of difference from placebo in the incidence of sleep-related adverse events, may not be repeated in our anticipated Phase 3 registration trials.

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

Even if clinical studies demonstrate statistically significant efficacy and acceptable safety for a product, the FDA or similar regulatory authorities outside the United States may not approve it for marketing.*

Forest has completed the clinical trials that it and we believe are necessary to support the submission to the FDA of a New Drug Application, or NDA, for MDX-8704 for the treatment of moderate to severe dementia in Alzheimer’s disease patients.  Forest submitted an NDA to the FDA for MDX-8704 in February 2014.  We believe those trials indicated that a single dose of MDX-8704 is bioequivalent to separate doses of Namenda XR and donepezil and that MDX-8704 exhibits the same bioavailability whether administered after fasting, after a meal or when sprinkled on apple sauce.  We initiated a Phase 3 registration trial of ADS-5102 for LID and a separate open-label safety study, and we plan to initiate an additional Phase 3 registration trial in support of our LID indication.  If these trials are successful, we intend to submit an NDA for ADS-5102 in that indication.  It is possible that the FDA may not consider the results of these studies to be sufficient for approval of the product candidates in their proposed indications.  If the FDA were to require Forest or us to conduct additional studies of MDX-8704 or ADS-5102 to obtain approval for the product candidates in their currently contemplated indications, our business and financial results would be materially adversely affected.

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

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of products on which our future revenue depends, our business will suffer.*

Under the U.S. Food, Drug and Cosmetic Act, or FDCA, the FDA can approve an Abbreviated New Drug Application, or ANDA, for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug.  In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

For example, as of August 6, 2014, we had received notice that thirteen companies had submitted ANDAs to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, one of which is owned by Forest, one of which is exclusively licensed to Forest by Merz Pharma GmbH & Co. KGaA and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable or will not be infringed by the companies’ manufacture, use or sale of generic versions of Namenda XR.  In January, February, April and May 2014, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA and Merz Pharmaceuticals GmbH filed lawsuits for infringement of the relevant patents against the twelve of these companies that had then submitted ANDAs.  Because these lawsuits were filed within the requisite 45-day period provided in the FDCA, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30-month stay for these ANDAs will expire beginning in June 2016.

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

If serious adverse side effects are identified during the development of ADS-5102 or any other product candidates, we may need to abandon our development of that product candidate.*

Our product candidate ADS-5102, along with our other earlier stage product candidates, are still in clinical or pre-clinical development.  The risk of failure during development is high.  It is impossible to predict when or if any of our product candidates will prove safe and tolerable enough to receive regulatory approval.  For example, amantadine, the active pharmaceutical ingredient in ADS-5102, carries the risk of blurred vision, dizziness, lightheadedness, faintness, trouble sleeping, depression or anxiety, hallucinations, swelling of the hands, legs, or feet, difficulty urinating, shortness of breath and rash.  These side effects may be the cause of the relatively low rate of acceptance of amantadine by physicians and patients.  Although we believe our controlled-release version of amantadine has reduced the risks of these side effects thereby enabling higher doses, there can be no assurance that our proposed Phase 3 registration trials or future studies in other indications will not fail due to safety or tolerability issues.  In such an event, we might need to abandon development of ADS-5102 entirely or for certain indications.  If we are forced to abandon development of our product candidates, our business, results of operations and financial condition will be harmed.

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

We may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities.  Location and enrollment of eligible patients may be adversely affected by, for example, our inability to locate and activate clinical study sites at a satisfactory pace to meet our planned timetables.  Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.  The study design for our Phase 3 trials of ADS-5102 for the treatment of LID is placebo controlled, meaning that a portion of patients will not receive treatment that may help control the symptoms of their Parkinson’s disease.  Because these symptoms are uncomfortable, a relatively long study period may make it more difficult to enroll and retain patients in the trial.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The development and commercialization of new therapeutic products is highly competitive.  We face competition with respect to our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.  For example, in the market for Alzheimer’s disease treatments, Namenda XR and MDX-8704 compete or will compete with generic products such as galatamine, rivastigmine and donepezil as well as branded products such as the Exelon patch (Novartis Pharmaceuticals Corp.) and Aricept 23 mg (Eisai Inc.).  ADS-5102, if approved, may face competition from various drugs approved for treatment of Parkinson’s disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc.), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB, Inc.), Comtan (Novartis Pharmaceuticals Corp.), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceutcials, Inc.), Apokyn (Mylan Laboratories, Inc.), Bromocriptine (Mylan Laboratories, Inc.), Zelapar (Valeant Pharmaceuticals International), Eldepryl (Somerset Pharmaceuticals Inc.), Tasmar (Valeant Pharmaceuticals International), Cogentin (Oaks Pharma Akorn), Exelon (Novartis Pharmaceuticals Corp.) and Stalevo (Novartis Pharmaceuticals Corp.).  ADS-5102 may also face competition from drugs currently in development for Parkinson’s or LID, such as safinamide (Newron Pharmaceuticals S.p.A.), AVP-923 (Avanir Pharmaceuticals, Inc.), eltoprazine (Amarantus BioScience Holdings, Inc.), DM-1992 (Depomed Inc.), IPX-066 (Impax Laboratories, Inc.), ABT-SLV187 (AbbVie Inc.), AVE8112 (Sanofi), MK0657 (Cerecor, Inc.), AAV-hAADC-2 (Sanofi), OS-320 (Osmotica Pharmaceuticals, Corp), AFFITOPE PD01A (Affiris AG), PRX002 (Prothena Biosciences), BIA 9 1067 (Bial–Portela), SYN115 (Biotie Therapies Corp.), PF-06669571 (Pfizer Inc.).  ADS-5102 may also face competition from generic versions of amantadine and from other controlled-release versions of amantadine that may be in development.  One of these companies has posted a notice on clinicaltrials.gov of the planned initiation of two Phase 3 clinical trials of extended release amantadine for LID.  Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.  Many of these competitors are attempting to develop therapeutics for our target indications.  In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors.

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

Risks related to our reliance on third parties

We have entered into a license agreement with Forest with respect to MDX-8704 and Namenda XR, and may enter into additional license or collaboration agreements.  These arrangements may place the development of these product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, these product candidates may not reach their full market potential.*

In November 2012, we entered into a license agreement with Forest pursuant to which we granted Forest a co-exclusive right to develop and an exclusive right to commercialize fixed-dose memantine-donepezil products, such as MDX-8704, in the United States, and granted Forest a license covering controlled-release versions of memantine, such as Namenda XR.  Under the terms of the license agreement, Forest substantially controls the commercialization of these products.  Collaborations involving our current or future products, such as our agreement with Forest, are subject to numerous risks, which may include that:

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

On July 1, 2014, Actavis plc and Forest announced the completion of the previously announced acquisition of Forest by Actavis.  We cannot predict whether this acquisition will have an impact on our business or on the license agreement with Forest.

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

We expect to expand our development, regulatory and sales and marketing capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2014, we had 29 employees.  Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing.  To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.  The physical expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We may become involved in lawsuits or other proceedings to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.*

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property.  To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming.  For example, in January, February, April and May 2014, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA and Merz Pharmaceuticals GmbH filed patent infringement lawsuits, under Forest’s patents and patents owned by us and licensed to Forest, against twelve manufacturers of generic pharmaceuticals that have filed ANDAs with the FDA seeking approval to manufacture and sell generic versions of Namenda XR.  We anticipate that the prosecution of the lawsuits will require a significant amount of time and attention of our chief executive officer and other senior executives.  In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.  An adverse result in the Forest litigation or any other litigation or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.  Such a result could limit our ability to prevent others from using or commercializing similar or identical technology and products, limit our ability to prevent others from launching generic versions of our products and could limit the duration of patent protection for our products, all of which could have a material adverse effect on our business.  A successful challenge to our patents could reduce or eliminate our right to receive royalties from Forest.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Our competitors could obtain orphan drug exclusivity for their drug products in certain of our target indications, which could delay any marketing approval of our drug product candidates in those target indications.*

Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. Generally, if a drug product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is up to seven years in the United States.  If any of our competitors obtain orphan drug exclusivity for their drug product in one of our target indications, the marketing application for our drug product in that target indication could be delayed for so long as the competitor has orphan drug exclusivity for its product.

If the FDA does not conclude our product candidates satisfy the requirements for approval under the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval under Section 505(b)(2) are not as we expect, the approval pathway for our products will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in any case may not be successful.*

We are developing our current and future product candidates, including ADS-5102, and Forest is developing MDX-8704, with the expectation that they will be eligible for approval through the Section 505(b)(2) regulatory pathway.  Section 505(b)(2) of the FDCA would allow an NDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved drug product, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that would need to be generated in order to obtain FDA approval.  If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we or Forest may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval.  If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with regulatory approval of would likely substantially increase.  Moreover, inability to pursue the Section 505(b)(2) regulatory pathway may result in new competitive products reaching the market more quickly than our product candidates, which would adversely impact our competitive position and prospects.  Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this will ultimately lead to accelerated product development or earlier approval for MDX-8704, ADS-5102 or any other product candidate.

In addition, a company obtaining an approved NDA through the Section 505(b)(2) regulatory pathway for a drug product whose active moiety is the same active moiety as that in a previously approved drug (e.g. amantadine HCl) is entitled to three years of market exclusivity if clinical data (other than a bioavailability or bioequivalence study) is required by the FDA to support its findings of safety and efficacy of the approved product.  If a competing product were to be approved in our target indication through the Section 505(b)(2) regulatory pathway and granted three years of market exclusivity, and if the FDA were to find that our product candidate (e.g. ADS-5102) does not differ with respect to active moiety, dosage form and strength, route of administration and indicated use from the approved competing product , then approval of the marketing application for ADS-5102 in the target indication under Section 505(b)(2) may be delayed for as long as a competitor has exclusivity.

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

Risks related to ownership of our common stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.*

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

•                 actions taken by regulatory agencies with respect to our or our competitors’ products, product candidates, clinical studies, manufacturing process or sales and marketing terms;

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

A significant portion of our total outstanding shares currently are restricted from resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could result in a decrease in the market price of our common stock. As of August 1, 2014, we had outstanding 16,758,499 shares of common stock. 13,677,128 of these shares are currently restricted securities as such term is defined in Rule 144 under the Securities Act, or are subject to lock-up agreements whereby we, our directors and officers, and substantially all of our stockholders, optionholders and warrant holders have agreed with the underwriters in our initial public offering that for a period of 180 days after April 9, 2014, we will not offer, sell, assign, transfer, pledge, contract to sell or otherwise dispose of or hedge any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock, subject to specified exceptions. Our underwriters may, in their sole discretion, at any time, release all or any portion of the shares from the restrictions in this agreement. Moreover, holders of an aggregate of 9,936,991 shares of our common stock, including shares of our common stock issuable upon the exercise or, in certain cases, net exercise of outstanding warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock up agreements described above.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to stockholders for approval.*

As of August 1, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially owned approximately 66.5% of our common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are incurring significant increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.*

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of NASDAQ Global Market, or NASDAQ, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls.  Our management and other personnel now need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to maintain our director and officer liability insurance.  We estimate the additional costs we will incur as a result of being a public company to be approximately $2 million annually.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

From January 1, 2014 through April 9, 2014, we granted to employees options to purchase an aggregate of 1,865,000 shares of common stock under our 2007 Stock Plan, as amended (the “2007 Plan”), at an exercise price ranging from $9.00 to $11.23 per share for an aggregate exercise price of approximately $17.7 million.

From January 1, 2014 through April 9, 2014, we issued and sold to employees, consultants and other service providers an aggregate of 71,366 shares of common stock upon the exercise of options under the 2002 and 2007 Plan at exercise prices ranging from $0.53 to $11.23 per share, for an aggregate exercise price of approximately $0.2 million.

From January 1, 2014 through June 30, 2014, we issued 415,988 shares of our common stock upon the cash exercise of warrants to purchase our common stock. We received proceeds of $1.6 million representing the aggregate exercise price of such warrants.

From January 1, 2014 through June 30, 2014, we issued 183,023 shares of our common stock upon the net exercise of warrants to purchase our common stock. We did not receive proceeds from the exercises of these warrants.

The issuance of such common stock underlying the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

The offers, sales and issuances of the securities described in this Item 2 were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

Use of Proceeds

On April 15, 2014, we issued and sold 3,000,000 shares of our common stock in the IPO at a public offering price of $16.00 per share, for net proceeds of approximately $41.4 million, after deducting underwriting discounts and commissions of approximately $3.4 million and expenses of approximately $3.2 million. On May 6, 2014, we issued and sold 81,371 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million, after deducting underwriting discounts and commissions of approximately $91,000.  All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-194342), which was declared effective by the SEC on April 9, 2014. Credit Suisse and Piper Jaffray acted as joint book-running managers for the IPO. William Blair and Needham & Company acted as co-managers. The offering commenced on April 9, 2014 and did not terminate until the sale of all of the shares offered.

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date: August 7, 2014	/s/ Gregory Went, Ph.D.
Gregory Went, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	/s/ Anthony Rimac
Anthony Rimac Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.2	4/15/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.3	Fifth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of May 23, 2014.

10.4	Adamas Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Form of Stock Option Grant Notice and Option Agreement.	S-1	333-194342	10.3	4/7/14

10.5	Adamas Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan.	S-1	333-194342	10.4	3/26/14

10.6	Form of Indemnity Agreement between Adamas Pharmaceuticals, Inc. and its directors and officers.	S-1	333-194342	10.17	3/5/14

10.7	Adamas Pharmaceuticals, Inc. Executive Severance Plan	S-1	333-194342	10.19	3/5/14

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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