Form 10-K
period 2014-12-31
Adamas Pharmaceuticals Inc
filed 2015-03-03
CIK 1328143

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36399

ADAMAS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	42-1560076 (I.R.S. Employer Identification Number)

1900 Powell Street, Suite 750
Emeryville, CA 94608
(510) 450-3500
(Address, including zip code, and telephone number, including area code, of Principal Executive Offices)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $175,750,227 computed by reference to the last sales price of $18.28 as reported by the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2014. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

         As of February 23, 2015, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 17,642,207.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on or about May 14, 2015, to be filed within 120 days of the registrant's fiscal year ended December 31, 2014.

ADAMAS PHAMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

        "Adamas Pharmaceuticals," our logo and other trade names, trademarks and service marks of Adamas appearing in this report are the property of Adamas. Other trade names, trademarks and service marks appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report, including the sections titled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "potential," "seek," "expect," "goal" or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

  •
  our expectation as to the therapeutic profile of our products and product candidates, including the safety and efficacy thereof;

  •
  our anticipated ability to obtain and maintain regulatory approval of our product candidates;

  •
  our anticipated ability to successfully commercialize any of our products that are approved;

  •
  the rate and degree of market acceptance of our products in the future;

  •
  our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

  •
  the anticipated scope, rate of progress and cost of our pre-clinical studies and clinical trials and other research and development activities;

  •
  the potential cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

  •
  the anticipated cost and timing of regulatory submissions and approvals;

  •
  our expectation as to the legal proceedings and related stays and terms of settlements;

  •
  our expectation that our existing capital resources will be sufficient to enable us to complete our ongoing clinical studies;

  •
  our anticipated ability to obtain and maintain intellectual property protection for our products and product candidates;

  •
  the anticipated ability to negotiate manufacturing arrangements and scale up manufacturing of our product candidates to commercial scale;

  •
  the anticipated performance by our collaboration partners over which we do not have control;

  •
  the anticipated receipt and timing of any royalties from our collaborators;

  •
  our anticipated ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

  •
  the anticipated performance of third parties to conduct our clinical studies;

  •
  the anticipated ability of third-party contract manufacturers to manufacture and supply our product candidates for us;

  •
  our anticipated ability to identify, develop, acquire and in-license new products and product candidates;

  •
  our anticipated ability to initiate sites and enroll patients in our clinical studies at the pace that we project;

  •
  our anticipated ability to retain and recruit key personnel;

  •
  our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

  •
  our anticipated financial performance; and

  •
  our anticipated developments and projections relating to our competitors or our industry.

        These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk factors." Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

        You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

        You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

ITEM 1.    BUSINESS

Overview

        We are a specialty pharmaceutical company driven to improve the lives of those affected by chronic disorders of the central nervous system, or CNS. We achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products. Our business strategy is twofold. We intend to develop and commercialize our wholly owned products directly. In addition, we may form partnerships with companies that have an already established CNS market presence. We are developing our lead wholly owned product candidate, ADS-5102, for a complication associated with the treatment of Parkinson's disease known as levodopa induced dyskinesia, or LID, and potentially as a treatment for one or more additional CNS indications. We have successfully completed a Phase 2/3 clinical trial, in which patients receiving ADS-5102 had a statistically significant 43% reduction in LID compared to their baseline LID experienced prior to taking ADS-5102. In 2014, we initiated the remaining Phase 3 registration trials of ADS-5102 for LID. We plan to commercialize ADS-5102 and potentially other wholly owned product candidates, if approved, by developing a specialty CNS commercial organization, including a sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States. Our late stage therapeutics portfolio includes memantine-based products focused on Alzheimer's disease, which have been exclusively licensed to Forest Laboratories, Inc., or Forest, a subsidiary of Actavis plc, in the United States. The first product, Namenda XR®, which Forest developed and is marketing in the United States under a license from us, is a controlled-release product, and the second product, Namzaric™ (formerly known as MDX-8704), which we co-developed with Forest, is a fixed-dose combination product, recently approved by the U.S. Food and Drug Administration, or FDA, that Forest is expected to market and launch in the first half of 2015.

        We estimate that approximately 36 million people in the United States suffer from chronic CNS disorders, including hypokinetic movement disorders associated with Parkinson's disease, multiple sclerosis, and post stroke deficits, hyperkinetic movement disorders similar to LID, such as Huntington's chorea and tardive dyskinesia, and other disorders, such as Alzheimer's disease, depression, epilepsy, and traumatic brain injury, or TBI. We believe that many of these disorders could be better treated if existing CNS drugs were pharmacokinetically enhanced and were used alone or in fixed-dose combinations with other existing CNS drugs. Our initial development efforts have yielded a series of patent-protected, controlled-release therapies based on either amantadine or memantine, approved CNS drugs that are part of a class of molecules called aminoadamantanes. We initially focused on aminoadamantanes because they modulate multiple neurotransmitter systems, and we believed that by applying our innovative product development strategy we could develop aminoadamantane-based products with broad therapeutic utility. We are implementing this strategy to develop additional product candidates based on ADS-5102, a controlled-release version of amantadine. We also intend to develop product candidates based on approved CNS therapeutics outside the aminoadamantane class.

        Our most advanced wholly owned product candidate is ADS-5102, an once-daily, high dose, controlled-release version of amantadine that we are developing for the treatment of LID. LID is a movement disorder that frequently occurs in patients with Parkinson's disease after long-term treatment with levodopa, the most widely-used drug for Parkinson's disease. Patients with LID suffer from involuntary non-purposeful movements and reduced control over voluntary movements. We estimate that approximately half of Parkinson's disease patients in the United States develop motor complications within five years after initiating levodopa therapy and approximately 70% of these patients suffer from LID. There are no drugs approved by the FDA or the European Medicines

Agency, or EMA, for the treatment of LID. Clinicians typically manage LID by decreasing the dose of levodopa, which can lessen control of the underlying symptoms of Parkinson's disease.

        We selected LID as the initial indication for ADS-5102 based on results seen in investigator-initiated clinical studies of amantadine and in established preclinical models. In our Phase 2/3 clinical study ADS-5102 met its primary endpoint, reduction of LID, and several key secondary endpoints. If our Phase 3 registration trials of ADS-5102 are successful, we expect to submit a New Drug Application, or NDA, to the FDA for ADS-5102 in 2016. Amantadine has shown promising results in multiple other CNS indications, and we expect to initiate a Phase 2 study of ADS-5102 in one or more additional CNS indications by the end of 2015.

        Our memantine-based therapeutics are being developed and commercialized in the United States through our partnership with Forest. Forest currently sells one product that is subject to our license agreement, Namenda XR, a treatment of moderate to severe dementia associated with Alzheimer's disease. Namenda XR, a controlled-release version of the approved CNS drug memantine, was launched in the United States in June of 2013 and is part of Forest's Namenda franchise. In addition, Forest and we co-developed Namzaric, a once-daily fixed-dose combination of Namenda XR and the approved CNS drug donepezil, for the treatment of moderate to severe dementia related to Alzheimer's disease, which was approved by the FDA in late 2014. Forest has stated that it projects commercial launch of Namzaric in the first half of 2015. Under our license agreement with Forest, we received a $65 million upfront payment in November 2012 and since then a total of $95 million of development and regulatory milestones, including a final $30 million milestone payment in the fourth quarter of 2014. Commencing five years after the launch of each of Namenda XR and Namzaric, we will be entitled to receive royalties from the sales of these products.

        We have developed our current portfolio of late-stage therapeutics in a capital efficient manner. As of December 31, 2014, we had raised a total of $129.9 million from equity financings and had received $160.0 million in upfront and milestone payments and $2.4 million in development funding from our partnership with Forest. At December 31, 2014, we had $158.7 million in cash, cash equivalents, investments and no debt obligations.

Our strategy

        Our goal is to build an independent, CNS-focused, specialty pharmaceutical company that improves the lives of patients affected by chronic CNS disorders by enhancing the pharmacokinetic profiles of proven drugs to create novel therapeutics that address significant unmet clinical needs. We intend to achieve this goal by leveraging our existing product development process and focusing on key development objectives.

Product development strategy

        Our strategy is supported by a product development process that allows us to discover, patent, develop, and commercialize novel therapeutics in a capital efficient manner. Our integrated process combines a number of capabilities that together allow us to identify, enhance, patent, and then develop proprietary controlled-release and fixed-dose combination products. These capabilities include in-depth knowledge of CNS markets and unmet medical needs, pharmacokinetic and pharmacodynamic competencies, and regulatory expertise. Our goal is to develop products that are clinically differentiated from approved drugs that in turn create significant benefits for patients, caregivers, physicians, and payors.

        The key elements of this strategy are:

  •
  Market attractiveness.  We identify approved products that are sub-optimally utilized due to tolerability issues driven by factors other than the peak concentration of the drug in the blood stream. We believe that these products, with pharmacokinetic enhancements, can significantly improve the treatment of chronic CNS conditions. For products to be successful, this improvement must be recognized by patients, caregivers, physicians, and payors. A key element of this strategy is targeting conditions treated by a concentrated prescriber base.

  •
  Intellectual property.  We seek to discover novel pharmacokinetic and pharmacodynamic relationships and to obtain patent protection for a range of dose strengths, pharmacokinetic profiles, timing of administration, and drug combinations as opposed to protecting just specific formulations. Pharmacokinetics refers to the manner in which a drug is absorbed, distributed, metabolized, and excreted by the body. Pharmacodynamics refers to the biochemical and physiological effects of a drug on the body.

  •
  Regulatory pathways.  We intend to use the regulatory pathway provided by Section 505(b)(2) of the U.S. Food, Drug and Cosmetic Act, or FDCA, to obtain approval for innovative therapeutics based on existing drugs in a manner that we believe will be more time and capital efficient than the standard Section 505(b)(1) pathway used for new chemical entities. While the

    Section 505(b)(2) pathway is commonly used to obtain approval for fairly simple reformulations of existing drugs, it can also be used to obtain approval for new versions of a drug that enhance the efficacy or tolerability of the drug or that allow the drug to be used in a new indication, as well as for a novel fixed-dose combination. By using the Section 505(b)(2) pathway in this way, we are able to pursue approval for novel therapeutics that we believe have improved clinical utility as compared to the existing drug with less time and expense than are typically associated with the Section 505(b)(1) pathway.

  •
  Research and development.  We have developed a core competency in identifying, formulating and manufacturing controlled-release drug products based on coated pellet capsule technology. We believe this expertise will enable us to first develop the controlled-release drug and then leverage this experience to further develop this drug in fixed-dose combinations with other CNS therapeutics.

Strategic focus

        We are implementing our strategy by focusing on the following key objectives:

  •
  Obtain FDA approval of ADS-5102 for LID.  We are currently conducting Phase 3 registration trials of ADS-5102 in LID in order to support the submission of an NDA. We expect to complete enrollment in 2015 and, if the trials are successful, submit an NDA for ADS-5102 for the treatment of LID in 2016.

  •
  Develop ADS-5102 for the treatment of additional CNS indications.  In 2015, we intend to increase the number of potential indications for ADS-5102 by initiating additional Phase 2 trials in one or more other CNS indications.

  •
  Commercialize ADS-5102 by developing a specialty commercial organization.  Assuming ADS-5102 is approved for the treatment of LID, we would expect to commercialize it in the United States by developing a commercial organization, including an approximately 60 person sales force that would target the approximately 4,000 neurologists and movement disorder specialists who treat over 60% of late stage Parkinson's disease patients. If ADS-5102 is approved in additional indications, this sales force could be expanded to target the specialist physicians who focus on patients with those conditions. Furthermore, we also believe a targeted sales force will allow us to more effectively compete for future acquisitions and in-licensing opportunities.

  •
  Develop additional novel therapeutics based on existing CNS drugs.  We have identified several areas of significant unmet clinical need that we believe could be addressed by fixed-dose combination products incorporating ADS-5102 and another existing CNS drug, and intend to initiate development efforts in these areas in 2015. We also intend to apply our product development approach to other CNS drugs with pharmacokinetic profiles that limit their dosing and efficacy. These could present potential opportunities for improved drugs to be developed with partners or wholly owned products that we may choose to develop and commercialize on our own.

Our market opportunity

        We estimate that approximately 36 million people in the United States suffer from chronic CNS disorders, including hypokinetic movement disorders associated with Parkinson's disease, multiple sclerosis, and post stroke deficits, hyperkinetic movement disorders similar to LID, such as Huntington's chorea and tardive dyskinesia, and other disorders, such as Alzheimer's disease, depression, epilepsy, and TBI. We believe that many of these disorders could be better treated if the pharmacokinetic profiles of existing CNS drugs were altered to enhance tolerability and efficacy and if these enhanced drugs were combined with other existing CNS drugs to improve and streamline the management of these complicated conditions.

        CNS diseases are frequently treated with multiple medications having different mechanisms of action with the goal of maximizing symptomatic benefits for patients. Existing CNS drugs often require frequent dosing and may have tolerability issues that limit the amount of the drug that can be taken each day. Onerous side effects due to sub-optimal pharmacokinetic/pharmacodynamic profiles of CNS drugs are also common. Several novel controlled-release CNS drugs that address these effects have been introduced, such as Adderall XR (Shire Specialty Pharmaceuticals), Concerta (Janssen Pharmaceuticals), and Wellbutrin XL (GlaxoSmithKline), and we believe many additional opportunities exist. Further, over the past decade combination therapies have been introduced in a number of non-CNS therapeutic areas, easing the burden associated with complex medical regimens. The New England Journal of Medicine reported in 2011 that sophisticated public health models of adherence to complex medical regimens have validated the clinical relevance of combination therapies in multiple therapeutic areas. We believe there are significant opportunities to develop new fixed-dose combinations of approved CNS medications that enhance pharmacokinetic/pharmacodynamics profiles, improve efficacy and tolerability, and support greater adherence to the complex medical regimens faced by many CNS patients.

Therapeutic approach and portfolio

        We have developed a portfolio of CNS therapeutics addressing significant unmet clinical needs.

Our initial therapeutic approach

        Our initial product and product candidates are based upon pharmacokinetic enhancements of two approved CNS drugs, amantadine and memantine, which belong to a class of drugs known as aminoadamantanes. We selected aminoadamantanes as our initial area of focus because they have the ability to modulate multiple neurotransmitter systems and we believe they potentially have broader therapeutic utility than previously realized. Our pharmacokinetic enhancement strategy demands a deep understanding of the relationship between blood level changes and both efficacy and side effects of these drugs. These insights supported the development of a series of novel controlled-release aminoadamantane product candidates that contain significantly higher dose strengths than immediate-release formulations of the same active pharmaceutical ingredients and can be given once daily, as opposed to multiple times daily.

Our Therapeutics Portfolio

Product and Product Candidates	Target Indication(s)	Development Status	Commercial Rights
Wholly Owned
ADS-5102	Levodopa-Induced	Phase 3	Adamas, worldwide
Amantadine	Dyskinesia
ADS-5102	Undisclosed	Phase 2 planning	Adamas, worldwide
ADS 8800 series	Undetermined	Planning	Adamas, worldwide
ADS-5102 based combination therapies
ADS 9000 series	Undetermined	Planning	Adamas, worldwide
Additional programs
ADS-8704	Moderate to severe	Planning	Adamas, ex-US only
Memantine/donepezil	Alzheimer's dementia
Partnered
Namenda XR	Moderate to severe	Marketed	US-only; licensed to Forest
Memantine	Alzheimer's dementia
Namzaric	Moderate to severe	NDA approved	US-only; licensed to Forest
Memantine/donepezil	Alzheimer's dementia

Our wholly owned product candidates

        Our diversified business model includes plans to develop and commercialize a number of wholly owned product candidates. The most advanced of these are based on the approved drug amantadine. We also anticipate developing and commercializing product candidates based upon other approved CNS therapies.

ADS-5102

        ADS-5102 is a controlled-release version of the approved drug amantadine that we are developing initially for LID. We selected LID from an extensive list of potential indications supported by the peer review literature based on results seen in both investigator-initiated clinical studies and in established preclinical models. Further, there is no FDA or EMA approved drug for treating LID despite significant investment by the pharmaceutical industry.

Overview of Parkinson's disease and LID

        Parkinson's disease is a chronic, progressive motor disorder that causes tremors, rigidity, slowed movements, and postural instability. The Parkinson's Disease Foundation estimates that there were approximately one million people living with Parkinson's disease in the United States in 2014. Prevalence of Parkinson's disease increases with age, with approximately 1.6% of people 65 years old or older having the disease compared with 0.3% of people in the general population. As the U.S. population ages, the number of people living with Parkinson's disease in the United States is expected to grow at approximately 3% per year.

        The most commonly prescribed treatments for Parkinson's disease are levodopa-based therapies. Levodopa is converted to dopamine in the body to replace the dopamine loss caused by the disease. Levodopa is generally effective in providing at least partial relief from the symptoms of Parkinson's disease, but fails to modify the underlying disease process. Patients initially take levodopa therapy approximately three times daily and receive relief from symptoms of Parkinson's disease for much of the day. This period of relief is known as "ON" time. As the effects of levodopa wear off, the symptoms of Parkinson's disease return. This is known as "OFF" time. By properly managing the timing of levodopa administration, patients with early stage Parkinson's disease can largely avoid "OFF" time during the day.

        The table below defines the various terms that are used to describe the fluctuating symptoms of Parkinson's disease.

Term	Definition
"ON" time	"ON" time refers to periods of adequate control of Parkinson's disease symptoms.
"OFF" time	"OFF" time refers to periods of the day when medication is not working well, causing return of Parkinson's disease symptoms.
Dyskinesia	Involuntary twisting, turning movements and loss of control of voluntary movements.
LID	Levodopa induced dyskinesia, which is a side effect of administration of levodopa and occurs during "ON" time.
Troublesome LID	LID that interferes with the patient's daily function or causes meaningful discomfort.
"ON" with troublesome LID	Periods of adequate control of Parkinson's disease symptoms but with troublesome LID.
"ON" without troublesome LID	Periods of adequate control of Parkinson's disease symptoms without troublesome LID.

        Over time, as Parkinson's disease progresses and dopaminergic neurons further degenerate, most patients require increasing doses of levodopa to achieve equivalent therapeutic benefit. Even with increased doses of levodopa, patients may begin to exhibit unpredictable "OFF" episodes throughout the day. In the later stages of the disease, many patients will suffer from LID. Patients with LID suffer from involuntary non-purposeful movements and reduced control over voluntary movements. The cause of LID is unknown, but it is associated with the pulsatile administration of levodopa treatment, degeneration of key brain structures, the duration of levodopa treatment, total levodopa exposure, and other factors. LID can become severely disabling, rendering patients unable to perform routine daily tasks and increasing their risk of falling and social isolation. As Parkinson's disease progresses, the symptoms of LID worsen in frequency and severity. Eventually the total time that a patient spends either "OFF" or "ON" with troublesome LID can become a majority of his or her day. In addition, many Parkinson's disease patients at this stage have difficulty swallowing solid food or pills.

        The chart below illustrates the fluctuating symptoms that an early and a late stage Parkinson's disease patient may experience during a two-dose cycle of levodopa taken during a portion of the waking hours.

        LID can be managed by decreasing the amount of levodopa administered to a patient, but this change can result in an increase in "OFF" time and a decrease in "ON" time. Many patients would rather endure periodic episodes of LID than face unpredictable "OFF" episodes. As a result, these patients will choose to maintain their dose of levodopa even though they will experience times when they are "ON" but suffering from troublesome LID. We estimate that half of Parkinson's disease patients in the United States develop motor complications within five years of initiating levodopa therapy, and approximately 70% of these patients suffer from LID.

Limitations of existing Parkinson's treatments

        There are currently no medications that are approved for marketing in the United States or Europe for the treatment of LID, a motor complication associated with use of the levodopa-based therapies. As a result, clinicians sometimes attempt to manage LID with existing Parkinson's disease products designed to increase the levels of dopamine activity in the brain. Examples include Azilect® (Teva), Requip XL™ (GSK), Mirapex ER™ (BI), Neupro® Patch (UCB), Comtan® (Novartis), Duopa™ (Abbvie), and Rytary™ (IMPAX). These Parkinson's therapies produce clinically relevant reductions in "OFF" time ranging from 0.7-1.9 hours, which mostly translate into increases in "ON" time without troublesome LID. However, none of these products reduce LID and some actually increase LID.

        Physicians may also attempt to use the immediate-release form of amantadine to treat LID, even though only approved for the treatment of Parkinson's disease. This approach is supported by a number of investigator-initiated clinical studies and case studies, which suggest that it may be effective for the treatment of LID. However, these studies were not well-controlled clinical trials that meet evidence-based clinical or regulatory standards.

        In addition to the limited data regarding its effectiveness, we believe that the use of amantadine to treat LID has also been limited by potential side effects at dose levels considered to be effective. The majority of Parkinson's disease patients tolerate twice-daily dosing of 100 mg of amantadine, but often this dosing regimen is insufficient to provide adequate symptom relief. The available literature on amantadine for the treatment of LID indicates that higher doses of amantadine produce a greater reduction in LID symptoms. However, the increased frequency of adverse events at higher doses, in particular CNS events and sleep disturbances, generally limits the use of amantadine at doses greater than 200 mg per day. Immediate-release versions of amantadine are absorbed relatively rapidly by the body with peak concentrations in the blood being reached two to four hours after administration. We believe that the side effects associated with immediate-release amantadine are associated with this rapid rise in concentration within a few hours after dosing.

The Adamas Solution—ADS-5102

        ADS-5102 is a controlled-release version of amantadine that addresses many of the limitations of immediate-release amantadine by allowing higher daily doses of amantadine to be administered once-daily at bedtime without a significant increase in side effects. In patients taking ADS-5102, the amantadine plasma concentration achieved in the early morning through mid-day is estimated to be approximately two-times that reached following administration of immediate-release amantadine, providing symptomatic relief to patients as they engage in their daily activities. Further, the lower concentrations occur in the evening, reducing the potential negative impact of amantadine's sleep-related side effects. In addition, ADS-5102 capsules can be opened to sprinkle the contents on food for use by Parkinson's disease patients who have difficulty swallowing due to their illness.

        In our Phase 2/3 trial, ADS-5102 demonstrated statistically significant improvements when compared to placebo. In addition, at the chosen 340 mg dose, the benefits compared to baseline prior to taking ADS-5102 included a 3.8-hour increase in "ON" time without troublesome LID, a 43% reduction in troublesome LID (a reduction in the functional impact of LID), no worsening of

Parkinson's disease symptoms, and a trend towards reduction in "OFF" time. This 3.8-hour increase in "ON" time without troublesome LID was related to a 2.7 hours decrease in "ON" time with troublesome LID and a 1.1 hour reduction in "OFF" time, though this latter result was not statistically significant. Notably, there was no difference from placebo in the incidence of sleep-related adverse events. By both increasing "ON" time without troublesome LID and reducing LID, ADS-5102 provides a combination of significant clinical benefits that we believe cannot be achieved with other drugs for Parkinson's disease. While there are a number of approved drugs and certain drug candidates that have been demonstrated to reduce "OFF" time, none have been demonstrated to reduce LID and in most cases actually increase LID.

ADS-5102 Phase 3 registration trials for LID

        In December 2013, after completion of our Phase 2/3 study, we had a written interaction with the FDA to discuss the remaining clinical studies required to support the submission of an NDA for ADS-5102 for the treatment of LID. Based on the FDA interaction, we initiated the following Phase 3 registration trials:

        EASE LID was initiated in June 2014. The study is planned to enroll approximately 130 subjects in a 26-week multi-center, randomized, double-blind, placebo-controlled trial and will assess the efficacy of a once daily 340 mg dose of ADS-5102 administered at bedtime for the treatment of LID in individuals with Parkinson's disease. The primary endpoint of this study is a reduction in LID as assessed at 12 weeks by changes in the Unified Dyskinesia Rating Scale (UDysRS) along with supporting data from secondary endpoints. The secondary endpoints include changes in the UDysRS as assessed at 24 weeks, "ON" time without troublesome dyskinesia and "OFF" time based on home diaries, the Unified Parkinson's Disease Rating Scale (MDS-UPDRS), and the clinician's global impressions.

        EASE LID 2 is an open label safety study which was initiated in July 2014. The study is planned to enroll approximately 200 subjects in a 52-week trial.

        EASE LID 3 was initiated in October 2014. The study is planned to enroll approximately 70 subjects in a 13-week multi-center, randomized, double-blind, placebo-controlled trial and will assess the efficacy of a once daily 340 mg dose of ADS-5102 administered at bedtime for the treatment of LID in individuals with Parkinson's disease. The primary endpoint of this study is a reduction in LID as assessed at 12 weeks by changes in the Unified Dyskinesia Rating Scale (UDysRS) along with supporting data from secondary endpoints, which includes changes in "ON" time without troublesome dyskinesia and "OFF" time based on home diaries.

        Enrollment of all of the Phase 3 registration trials is expected to be completed in 2015. We expect to announce top line results from the EASE LID trial by the first quarter of 2016 with the results from the remaining trials later in 2016. If the results of the Phase 3 registration trials are successful, we plan to submit the NDA for ADS-5102 in support of our LID indication in 2016.

Commercialization plan for ADS-5102 in LID

        We intend to commercialize ADS-5102 in the United States, subject to FDA approval, by developing our own sales force and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies. We plan to focus our commercial efforts on the approximately 4,000 neurologists and movement disorder specialists in the United States who are responsible for the treatment of greater than 60% of the patients with late stage Parkinson's disease. As these physician specialists are heavily concentrated in major urban markets, we believe an approximately 60 member specialty sales force will provide adequate reach and frequency of communication for successful commercialization.

        We will be responsible for negotiating coverage, reimbursement, and formulary placement decisions for ADS-5102 in the United States. We believe that if ADS-5102 is approved as the first product indicated in the United States for the treatment of LID, most payors are likely to extend coverage to it and that its placement on payor formularies and the amount of reimbursement will be influenced by the availability and pricing of branded treatments for symptoms of Parkinson's disease, branded treatments for other forms of dyskinesia, generic amantadine, and surgical treatments for symptoms of Parkinson's disease.

        Prior to completing the Phase 3 registration trials, we intend to hold a pre-NDA meeting with the FDA to determine the contents of the NDA submission for ADS-5102. In addition, prior to submitting the NDA, we intend to meet with regulators in certain markets outside the United States to determine the regulatory pathways for access to those markets.

ADS-5102 Phase 1 data—pharmacokinetic profile

        Our development of ADS-5102 was driven by the discovery that the side effects of amantadine are not caused solely by the absolute levels of amantadine in the blood, but rather by the speed at which the maximum concentrations are reached. Immediate-release amantadine is rapidly absorbed by the body, with its maximum concentration in the blood being reached in two to four hours. This rapid increase in blood concentration levels is associated with an increased level of CNS side effects. In contrast, the same amount of ADS-5102 is absorbed more slowly with the maximum concentration being achieved many hours later. This slower increase in blood concentration levels is associated with fewer CNS side effects than a more rapid one.

        Because of this improved tolerability due to the novel pharmacokinetic profile, we were able to investigate ADS-5102 in clinical studies at dose strengths from 1.3 to 2.1 times greater than the 100 mg twice-daily dose typically used with immediate-release amantadine.

        Based on our clinical experience, we are developing a 340 mg dose of ADS-5102 to be taken once-daily at bedtime. With this regimen, highest amantadine plasma concentration would be achieved from the early morning through mid-day, providing relief to patients as they engage in their daily activities, and the lowest concentrations would occur in the evening, reducing the potential for sleep-related side effects. The once-daily dosing regimen may also provide enhanced convenience and compliance as compared to a twice-daily dosing regimen.

        We have completed seven Phase 1 pharmacokinetic studies in healthy subjects with two controlled-release versions of amantadine having slightly different release rates. The most frequently occurring adverse events reported in the Phase 1 studies were headache, fatigue, and dizziness, occurring in 5-10% of subjects, and the majority of adverse events were categorized as mild.

ADS-5102 Phase 2/3 data

        In 2013, we completed a successful Phase 2/3 clinical trial of ADS-5102 for the treatment of LID. This trial was designed to investigate the safety and efficacy of three dose levels of ADS-5102 administered once-daily at bedtime for the treatment of LID in Parkinson's disease. The study enrolled 83 Parkinson's disease patients, who were randomized in a 1:1:1:1 ratio to the four treatment groups: placebo, 260 mg ADS-5102, 340 mg ADS-5102, and 420 mg ADS-5102. The table below summarizes the change from baseline compared to placebo for the key efficacy endpoints measured in the study. In the two charts and discussion below relating to ADS-5102, only results with a p-value of 0.05 or less are considered to be statistically significant.

Outcome Measure	260 mg ADS-5102 N=19	340 mg ADS-5102 N=20	420 mg ADS-5102 N=19
LS Mean Treatment Difference vs. Placebo (95% CI)
UDysRS Total Score	–5.6 (–13.4, 2.2) p=0.159	–11.3 (–19.1, –3.5) p=0.005	–10.0 (–17.8, –2.2) p=0.013
ON Time w/o Troublesome LID, hours	3.3 (1.1, 5.5) p=0.004	3.0 (0.8, 5.2) p=0.008	2.7 (0.5, 5.0) p=0.018
OFF Time, hours	–1.3 (–2.7, 0.1) p=0.074	–0.9 (–2.3, 0.5) p=0.199	0.1 (–1.4, 1.5) p=0.934
MDS-UPDRS (Part I, II, III)	1.2 (–7.7, 10.1) p=0.786	–2.2 (–11.2, 6.9) p=0.636	1.7 (–7.2, 10.6) p=0.705
MDS-UPDRS (Part IV, Item 4.2)—Functional Impact of Dyskinesia	–0.8 (–1.4, –0.2) p=0.014	–1.0 (–1.6, –0.4) p=0.002	–1.3 (–2.0, –0.7) p=<0.001

        The chart below shows the change in the Unified Dyskinesia Rating Scale, or UDysRS, score for each group in the EASED study after 8 weeks:

        Both the 340 mg and 420 mg dose levels significantly reduced LID as measured by the change in the UDysRS total score over eight weeks versus placebo, meeting the primary endpoint for the clinical study (p=0.005 and p=0.013, respectively). The magnitude of the change for the 340 mg ADS-5102 group was a 43% reduction versus baseline and a 27% reduction versus placebo.

        In addition, ADS-5102 significantly increased "ON" time without troublesome LID at the 260 mg, 340 mg, and 420 mg dose levels from baseline to week eight relative to placebo by 3.3, 3.0 and 2.7 hours per day, respectively, as measured by patient diaries after eight weeks of treatment (least square means, p=0.004, p=0.008 and p=0.018, respectively). At the 340 mg dose level, "OFF" time was reduced by 0.9 hours per day from baseline relative to placebo after 8 weeks of treatment, though this latter result was not statistically significant (p=0.199).

        Based on analysis of the pharmacokinetic, safety, and efficacy data from the Phase 2/3 study, we selected 340 mg ADS-5102 taken once-daily at bedtime as the recommended dose regimen and are using that dose in our ongoing Phase 3 trials. We believe that this dose offers the best benefit/risk ratio of the doses we have studied.

        The chart below shows the average levels of "ON" time without troublesome LID, "ON" time with troublesome LID, "OFF" time, and sleep, recorded by patients in the 340 mg dose group and the placebo group at baseline and after eight weeks of treatment.

        Treatment with ADS-5102 did not result in worsening of Parkinson's disease symptoms, as measured by the MDS-UPDRS combined score, a standard measurement of Parkinson's disease related disability. The adverse events reported in this study were typically mild to moderate in severity and consistent with Parkinson's disease and the known amantadine adverse event profile. Five patients had serious adverse events. The most common adverse events, occurring in more than 10% of the subjects or by more than two subjects in any ADS-5102 group, were constipation, dizziness, hallucination, dry mouth, fall, confusional state, headache, nausea, and asthenia. Notably, there was no difference from placebo in the incidence of sleep-related adverse events.

Additional indications for ADS-5102

        We intend to continue to review the results of preclinical studies, clinical trials, and case reports published in peer reviewed medical journals to evaluate additional potential CNS indications for ADS-5102, including hypokinetic movement disorders such as multiple sclerosis and post stroke deficits, and hyperkinetic movement disorders similar to LID, such as Huntington's chorea and tardive dyskinesia, and other disorders, such as depression, epilepsy, and TBI. We anticipate that by using the 505(b)(2) regulatory pathway, we will be able to initiate the clinical development of ADS-5102 in new indications typically with Phase 2 studies and will not need to conduct any Phase 1 studies prior to initiating such Phase 2 studies. As a result, we expect to retain substantial flexibility in our development plans and may be able to respond to new clinical data and changes in the commercial environment. We currently expect to initiate Phase 2 studies of ADS-5102 for one or more additional CNS indications in 2015.

ADS-8800 series (ADS-5102-based combination products)

        Using the product development strategy we employed with memantine, we are investigating and will potentially develop additional combination products based upon combining ADS-5102 with second agents. We have identified certain approved CNS drugs that we believe have the potential to be combined with ADS-5102 to treat one or more chronic CNS conditions, such as Alzheimer's disease, Parkinson's disease, multiple sclerosis, epilepsy, psychosis, depression and TBI. Each combination will be designed to provide clinical benefits in specific indications where it appears that combination therapy including ADS-5102 can address a significant unmet clinical need. We believe we will be able to use the 505(b)(2) regulatory pathway to initiate clinical development of these product candidates. Additional drug-drug interaction studies to assess the potential for interaction between ADS-5102 and the second agent may be required unless the two agents have been previously studied. We anticipate progressing into Phase 2/3 studies in combination therapies with minimal additional work.

Additional programs (ADS-9000 series)

        We believe our product development strategy is broadly applicable to addressing limitations of other CNS drugs beyond aminoadamantanes whose pharmacokinetic profiles limit dosing, and intend to initiate additional programs in 2015. We are currently evaluating several different approved CNS drugs to enhance pharmacokinetics for such drugs alone or in fixed-dose combinations with other approved drugs for potential use in a range of CNS indications.

Other wholly owned product candidates

ADS-8704 (outside of the United States only)

        We have retained the rights to develop fixed-dose combinations of controlled-release memantine and donepezil outside of the United States. We are currently evaluating potential development and commercialization pathways for ADS-8704, a fixed-dose combination of our proprietary controlled-release version of memantine and donepezil for the treatment of moderate to severe dementia related to Alzheimer's disease in various non-U.S. markets.

ADS-8902 for severe influenza

        We developed ADS-8902, a triple combination antiviral drug therapy for influenza, which is designed to inhibit viral replication at multiple points in the virus proliferation pathway. ADS-8902 is a proprietary fixed-dose combination product containing three FDA approved products, amantadine, oseltamivir, and ribavirin. The National Institutes of Health, or NIH, is currently conducting a multi-center, 520 patient Phase 2/3 trial of amantadine, oseltamivir, and ribavirin for the treatment of severe influenza. The trial was initiated in 2011 and as of February 2015 it had randomized 318 patients. As the rate of enrollment in the trial is heavily dependent on the incidence and severity of seasonal influenza each year, we have not projected an anticipated completion date for the trial. If the NIH trial is successful, we may seek to license rights to ADS-8902 to pharmaceutical companies for which the treatment of influenza is a commercial focus. In 2010, we suspended further activities on ADS-8902, due to the expected length of the clinical trial and a change in our strategic focus.

Our partnered products

        Our memantine-based therapeutics are being developed and commercialized in the United States through our partnership with Forest for the treatment of dementia associated with moderate to severe Alzheimer's disease.

Namenda XR and Namzaric

        Namenda XR is a controlled-release version of memantine approved in the United States in 2010 for the treatment of moderate to severe dementia related to Alzheimer's disease and is marketed in the United States by our partner Forest. Pursuant to our agreement, we have exclusively licensed to Forest multiple U.S. patents covering Namenda XR.

        Namzaric is a once-daily fixed-dose combination of the approved drugs Namenda XR and donepezil that we co-developed with Forest for the treatment of moderate to severe dementia related to Alzheimer's disease in the United States.

Overview of Alzheimer's disease dementia

        Alzheimer's disease dementia is a progressive neurodegenerative condition that affects over 5 million people in the United States. There is no known cure for Alzheimer's disease or any of the other conditions that cause dementia. Existing pharmaceutical therapies are approved for the treatment of symptoms of the disease, but have not been shown to alter disease progression. Even if disease modifying therapies are developed and approved, we believe it is likely that there will be a continuing need for symptomatic treatments. In 2014, approximately 2.7 million people in the United States were treated for Alzheimer's disease dementia, and U.S. sales of pharmaceutical treatments for Alzheimer's disease were approximately $2.9 billion. We believe that the number of people treated for Alzheimer's disease will continue to increase as the number of elderly people in the United States increases, diagnosis of dementia becomes more common, and health care reform improves access to treatments.

Existing treatments for Alzheimer's disease dementia

        The only two classes of drugs approved for the treatment of Alzheimer's disease dementia are acetylcholinesterase inhibitors, or AChEIs, and NMDA receptor antagonists. Donepezil is the leading AChEI, and forms of memantine are the only NMDA receptor antagonists approved for Alzheimer's disease. Memantine is currently marketed by Forest in the United States in an immediate-release version under the brand name Namenda and in a controlled-release version under the brand name Namenda XR. Donepezil is sold by Pfizer and Eisai under the brand name Aricept and as a generic drug by a number of manufacturers. Namenda XR is approved for the treatment of moderate to severe dementia related to Alzheimer's disease, and donepezil is approved for the treatment of dementia in patients with mild to severe Alzheimer's disease.

        Both memantine and donepezil are considered to be generally safe and well tolerated. The most common side effects of memantine are headache, diarrhea, and dizziness. The most common side effects of donepezil are nausea, diarrhea, not sleeping well, vomiting, muscle cramps, feeling tired, and not wanting to eat.

Treatment of moderate to severe Alzheimer's disease dementia with combination therapy

        The concurrent use of memantine and donepezil is a well-established treatment option for patients with moderate to severe dementia related to Alzheimer's disease. The current treatment recommendations from the American Association of Geriatric Psychiatry encourage the use of an AChEI for the treatment of mild Alzheimer's disease and then to add memantine when patients progress to the moderate phase of the disease. Of the approximately 1,200,000 patients treated with Namenda/Namenda XR annually in the U.S., we estimate that approximately 70% of these patients also receive an AChEI treatment.

        Concurrent use of memantine and donepezil is supported by clinical data, which shows that in patients with moderate to severe Alzheimer's disease, combination therapy resulted in a statistically significant improvement in the Severe-Impairment-Battery, or SIB, a commonly used outcome measure, as compared to treatment with donepezil alone. A second study demonstrated that concurrent use of Namenda XR and an AChEI also demonstrated a statistically significant improvement in the SIB as compared to treatment with donepezil alone.

        Concurrent treatment with memantine and donepezil is generally safe and well tolerated with the most common side effects seen in clinical trials being dizziness, headache, and diarrhea. Of these side effects, incidence of dizziness with concurrent treatment is 5% as compared with 1% for treatment with donepezil alone.

The Namzaric solution

        In conjunction with Forest, we developed Namzaric, a once-daily fixed-dose combination of Namenda XR and donepezil, to simplify the co-administration of these drugs by a patient or caregiver with the goal of increasing compliance and adherence to the prescribed regimen. Namenda XR exhibits a much lower initial rise in plasma concentration when compared to immediate-release memantine, which we believe is central to its dosing protocol of once-daily administration and at a higher daily dose as compared to immediate-release memantine. By improving the tolerability and formulating a once-daily preparation of memantine, we have enabled a once-daily fixed-dose combination of memantine with donepezil. In addition, Namzaric capsules can be opened to sprinkle the contents on apple sauce. Forest plans to make Namzaric available in two dose strengths, initially, a combination of 28 mg memantine ER and 10 mg donepezil and a combination of 14 mg memantine ER and 10 mg donepezil. We believe that Namzaric has the potential to be adopted by patients already taking combination therapy, as well as moderate to severe patients currently taking donepezil alone.

Namzaric development pathway

        We anticipate that while Namzaric has received initial FDA approval, Forest plans to submit a supplemental application to expand the indication for Namzaric to include patients who are on a stable dose of 10 mg donepezil and are ready to initiate treatment with Namzaric. This supplemental application will include manufacturing information to support two additional Namzaric doses: a fixed-dose combination of 7 mg Namenda XR/10 mg donepezil and a fixed-dose combination of 21 mg Namenda XR/10 mg donepezil. These additional dose combinations will allow patients who are receiving a stable dose of 10 mg donepezil but are naïve to Namenda XR to initiate treatment with Namzaric while utilizing the same three-step titration that is currently approved for Namenda XR.

Research and Development

        We continue to maintain our commitment to research and development, and a significant portion of our operating expenses is related to research and development. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2014, 2013 and 2012.

Intellectual property

        Our success will significantly depend upon our ability to obtain and maintain patent and other intellectual property and proprietary protection for our drug candidates, including usage, pharmacokinetic, composition-of-matter, and formulation patents, as well as patent and other intellectual property and proprietary protection for our novel discoveries and other important technology inventions and know-how. In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position.

        We seek to protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees, and consultants and invention assignment agreements with our employees and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed, or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, please see "Risk factors—Risks related to intellectual property."

        Our current products and product candidates are based on novel discoveries related to the clinical implications of the timing of administration of drugs and pharmacokinetic and pharmacodynamic relationships. These discoveries led us to modify the pharmacokinetic profile of existing drugs in a manner that enables increased tolerability of higher doses as compared to immediate-release versions. We are able to apply these pharmacokinetic and pharmacodynamic insights to the development of novel fixed-dose combination therapeutics, potentially yielding significant clinical benefits. As such, our intellectual property covers the novel pharmacokinetic properties of our formulations and combinations and their methods of use.

        As of February 15, 2015, we owned 24 issued U.S. patents, 17 U.S. patent applications and additional patents and patent applications in other jurisdictions. The patent portfolios for Namenda XR, Namzaric, ADS-8704, and ADS-5102 as of February 15, 2015 are summarized below:

Namenda XR, Namzaric and ADS-8704

        Namenda XR and Namzaric are covered by a total of 13 of our issued U.S. patents containing method and compositions claims relating to their pharmacokinetic profile and method claims relating to dosing of memantine. These patents expire as late as 2029 and are exclusively licensed to Forest. We also own additional foreign patents and patent applications covering Namenda XR, Namzaric, and ADS-8704.

ADS-5102

        ADS-5102 is currently covered by a total of nine issued U.S. patents and 16 additional patent applications containing method and composition claims relating to their pharmacokinetic profile and dosing of amantadine. These patents expire as late as 2030. These patents and patent applications are wholly owned by us and are not subject to any license agreements. We also own additional foreign patent applications covering ADS-5102.

Sales and marketing

        We intend to commercialize ADS-5102 in the United States, subject to FDA approval, by developing our own sales force and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies. We plan to focus our commercial efforts on the approximately 4,000 neurologists and movement disorder specialists who are responsible for the treatment of approximately 60% of the patients in the United States with LID. As these physician specialists are heavily concentrated in major urban markets, we believe an approximately 60 member specialty sales force will provide adequate reach and frequency of communication for successful commercialization. We intend that the members of our specialty salesforce will have proven experience and be able to effectively communicate the clinical value and pharmacoeconomic advantage of ADS-5102. To complement the specialty sales force, we will recruit experienced sales management, marketing, and third party reimbursement professionals to support our commercialization efforts. We believe a targeted sales force will allow us to more effectively compete for future acquisitions and in-licensing opportunities.

License agreement with Forest

        In November 2012, we entered in a license agreement with a wholly owned subsidiary of Forest, which was acquired by Actavis in July 2014. Subject to the terms of the license agreement, we granted Forest: an exclusive license, with the right to sublicense, under the relevant elements of our intellectual property, to commercialize human therapeutics containing memantine in the United States; a co-exclusive license along with us, with the right to sublicense, to develop and manufacture such products in the United States; and a non-exclusive license, with a right to sublicense, to develop and manufacture (but not commercialize) such products outside of the United States solely in support of the development or commercialization of such products within the United States. The license agreement established a joint development committee consisting of representatives from us and Forest to oversee the development of a fixed-dose memantine-donepezil product, such as Namzaric, in the United States with Forest having final decision making authority with certain restrictions. Forest is required to use commercially reasonable efforts to develop such a product in accordance with development and regulatory plans that we and Forest have mutually agreed upon that may be modified by the joint development committee or by Forest pursuant to the terms of the agreement. Forest is responsible for paying all costs associated with such development and reimburses us on a cost-plus basis for work performed by us at its request in support of the development. In addition, Forest is required at its expense to use commercially reasonable efforts to commercialize fixed-dose memantine-donepezil product in the United States.

        Under our license agreement with Forest, we received a $65 million upfront payment in November 2012 and since 2012, a total of $95 million of development and regulatory milestones, including a final $30 million milestone payment in the fourth quarter of 2014. Commencing five years after the initial launch of a fixed-dose memantine-donepezil product in the United States, such as Namzaric, which Forest expects to launch in first half of 2015, we are entitled to receive royalties at rates ranging from the low double digits to the mid-teens on the net sales by Forest, its affiliates, and any sublicensees of such products in the United States. In addition, commencing in June of 2018, we are entitled to receive low to mid-single digit royalties on net sales in the United States by Forest, its affiliates, or any of its sublicensees of controlled-release versions of memantine, such as Namenda XR, or any other product covered by the terms of the license agreement. Forest's obligation to pay royalties with respect to fixed-dose memantine-donepezil products continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Forest in the United States or (ii) the expiration of the Orange Book listed patents for which Forest obtained rights from us covering such product. Forest's obligations to pay royalties with respect to controlled-release versions of memantine or any other product covered by the agreement continue until the expiration of our Orange Book listed patents covering such product. Forest's obligations to pay royalties are subject to reduction in certain circumstances. In addition, Forest shall have no obligation to pay any royalty with respect to any product covered by the license agreement in any quarter in which there is significant competition from generic products, as defined in the agreement, in the United States. Under the terms of the license agreement, Forest substantially controls the commercialization of the products and the intellectual property rights subject to the license agreement, including the prosecution, maintenance, and enforcement of such rights. If we or our affiliates develop or commercialize the licensed products outside of the United States (other than in Japan) or otherwise enable a third party to do so, and such development or commercialization requires the use of or reference to certain data generated pursuant to the development plan, we will be obligated to make certain payments to Forest.

        The license agreement terminates on a product by product basis upon the expiration of all royalty obligations with respect to each product and terminates in its entirety upon the expiration of all royalty obligations with respect to all products covered by the license agreement. Upon expiration of the license agreement with respect to a product, all licenses, and other rights granted to Forest by us with respect to that product become fully paid up and irrevocable. In addition, Forest may terminate the license agreement with respect to fixed-dose memantine-donepezil products by delivering to us notice of its intent to cease development and commercialization of such products.

        As Forest has fully paid all the milestone payments to us under the license agreement, our rights to participate in and influence the prosecution, maintenance, and enforcement of the intellectual property rights subject to the license has decreased. In addition, our remedy for any breach of the license agreement by Forest is to seek damages or equitable relief, not termination of the license agreement. Furthermore, we have no right to terminate the license agreement with respect to controlled-release version of memantine or other products that are not fixed-dose memantine-donepezil products.

Competition

        Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we may face competition from large pharmaceutical and biotechnology companies, smaller pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, academic institutions, government agencies and research institutions, and others.

        Many of our competitors may have significantly greater financial, technical, and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel technologies that are more effective, safer, or less costly than any that will be commercialized by us, or obtain regulatory approval for their products more rapidly than we may obtain approval for ours. Our success will be based in part on our ability to identify, develop, and manage a portfolio of drugs that are safer, more efficacious, and/or more cost-effective than alternative therapies.

ADS-5102

        Currently, there are no FDA or EMA drug therapies approved for the treatment of LID. While a number of pharmaceutical companies, including Merck, Novartis, Osmotica Pharmaceuticals, Avanir Pharmaceuticals, Newron Pharmaceuticals, Neurolixis Inc, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd have had programs aimed at developing treatments for LID, we believe ADS-5102 is one of the most advanced. Other products in late stage development for Parkinson's disease include product candidates from Kyowa Hakko, Acorda, Neuroderm, Acadia, Bial-Portela CSA, Biotie Therapies Corp, Genervon Biopharmaceuticals, Pharma Two B, and Depomed. Products approved to treat late stage Parkinson's disease include Azilect (Teva), Requip XL (GlaxoSmithKline), Mirapex ER (Boehringer Ingelheim), Neupro Patch (UCB), Comtan (Novartis), Sinemet® (Merck & Co., Inc.), Parcopa® (Jazz Pharmaceuticals, Inc.), Apokyn® (Bertek), Bromocriptine (Mylan Laboratories, Inc.), Zelapar™ (Valeant Pharmaceuticals International), Eldepryl® (Somerset

Pharmaceuticals Inc.), Tasmar® (Valeant Pharmaceuticals International), Cogentin® (Oaks Pharma Akorn), Exelon® (Novartis Pharmaceuticals Corp.), Stalevo® (Novartis), Rytary (Impax), Duopa (Abbvie), and generic versions of amantadine and other drugs. Physicians may use these drugs to attempt to manage LID. In selective cases for late stage patients, physicians and patients/caregivers will consider neurosurgical intervention, such as deep brain stimulation.

Namenda XR/Namzaric

        In the market for Alzheimer's disease treatments, Namenda XR and Namzaric compete or will compete with generic products such as galatamine, rivastigmine, and donepezil, as well as branded products such as the Exelon patch (Novartis) and Aricept 23 mg (Eisai). In addition, Forest currently markets Namenda, the immediate-release version of memantine, which physicians and patients may favor instead of Namenda XR, the controlled-release version. In addition, generic versions of Namenda may be available in 2015. Several generic manufacturers are currently seeking regulatory approval to market generic versions of Namenda XR and, with the recent FDA approval of Namzaric, they may seek to market generic versions of Namzaric. We are also aware that Lundbeck, Otsuka and other biopharmaceutical companies are developing treatments for Alzheimer's disease that may compete with Namenda XR and Namzaric.

Third-party reimbursement

        Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governmental authorities, including those that administer the Medicare and Medicaid programs, managed care organizations and private insurers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for Namenda XR, Namzaric and ADS-5102 are or will be made on a plan by plan basis. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed. The position of a drug on the formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Additionally, a third-party payor's decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Also, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. As a result, coverage, reimbursement, and placement determinations are complex, take time, and are often the subject of extensive negotiations between the payor and the maker of the drug.

        Forest is responsible for obtaining coverage and negotiating reimbursement amounts and formulary placement for Namenda XR and Namzaric. Under our agreement with Forest, we will be entitled to receive payments from Forest based on future net sales of these products. The amount of revenue we will receive under the agreement is therefore significantly dependent on the extent to which Forest is able to obtain favorable coverage, reimbursement, and formulary placement decisions from payors.

        We will be responsible for negotiating coverage, reimbursement, and formulary placement decisions for ADS-5102, if approved. Coverage, reimbursements, and placement decisions for a new product are based on many factors including the coverage, reimbursement, and placement of already marketed branded drugs for the same or similar indications, the safety and efficacy of the new product, availability of generics for similar indications, and the clinical need for the new product. Currently, there are no drugs approved for the treatment of LID, and generic amantadine is not approved for this indication.

        We have had preliminary discussions regarding the potential coverage, reimbursement, and placement of ADS-5102 with consultants and representatives of payors, but have not begun formal negotiations with any payors. Based on these discussions, we believe that if ADS-5102 is approved as the first product indicated for the treatment of LID, most payors are likely to extend coverage to it and that its placement on payor formularies and the amount of reimbursement will be influenced by the aforementioned products, generic amantadine, and generic and branded treatments for symptoms of Parkinson's disease. Within the Medicare program, as self-administered drugs, Namzaric and ADS-5102 would be, and Namenda XR is, reimbursed under the expanded prescription drug benefit, known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These Part D plans negotiate discounts with drug manufacturers, which are passed on to each of the plan's enrollees. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation will reduce this patient coverage gap, known as the "donut hole", by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2020. To help achieve this reduction, since 2011, pharmaceutical manufacturers are required to pay quarterly discounts of 50% off the negotiated price of branded drugs issued to Medicare Part D patients in the donut hole.

        If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as applicable, as well as with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or the OBRA, and the Veterans Health Care Act of 1992, or the VHCA, each as amended. Among other things, the OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

        An ongoing trend has been for third-party payors, including the U.S. government, to apply downward pressure on the reimbursement of pharmaceutical products. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations may result in lower reimbursement for pharmaceutical products. We expect that these trends will continue as these payors implement various proposals or regulatory policies, including various provisions of the recent health reform legislation that affects reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly.

Manufacturing

        We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and drug products required for our clinical trials of ADS- 5102. We plan to continue to rely upon contract manufacturers and to manufacture commercial quantities of our ADS-5102 and other product candidates if and when we receive approval for marketing by the applicable regulatory authorities.

        Our current products and product candidates are based upon controlled-release coated pellet products that are quite difficult to manufacture. As shown below, these products consist of an inert core, a drug layer, an optional seal coating, and controlled-release coatings. Our products are made in a fluidized bed coating machine in sequential steps. At each step, the intermediate product is assayed and released if it meets the particular specification for that step. Once the extended or controlled-release coating is applied, the assay includes a step to insure that the desired dissolution rate is achieved. These coatings are relatively thin, and susceptible to changes in raw materials, temperature, humidity, and other manufacturing process parameters. We have invested significant time and money to understand and manipulate drug release, and will continue to do so.

        Forest is responsible for all manufacturing related to Namenda XR and Namzaric. We have clinical supplies of ADS-5102 manufactured for us by a contract manufacturing organization under a development agreement and do not have any long-term contracts in place. We are currently seeking to qualify and to enter into long-term contracts with at least one manufacturer to include in our anticipated NDA for ADS-5102. Contract manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel, resources, and equipment. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time one or more of our qualified contract organizations were not able to manufacture our drug substance or provide the requisite services, our business and financial condition would be materially adversely affected.

        Our third-party manufacturers, their facilities, and all lots of drug substance and drug products used in our clinical trials are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. These actions could have a material impact on the availability of our products.

Government regulation

        The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state, and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, tracking, approval, import, export, advertising, and promotion of our products.

        The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

  •
  nonclinical laboratory and animal tests, including some that must be conducted in accordance with Good Laboratory Practices;

  •
  submission of an IND, which must become effective before clinical trials may begin;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

  •
  pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or cGMP, and Good Clinical Practices; and

  •
  FDA approval of an NDA to permit commercial marketing for particular indications for use.

        The testing and approval process requires substantial time, effort, and financial resources. Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial by imposing a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

        In general, for purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

  •
  Phase 1—Studies are initially conducted to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution, and excretion in healthy volunteers or patients.

  •
  Phase 2—Studies are conducted with groups of patients with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule, and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

  •
  Phase 3—These clinical trials are undertaken in larger patient populations to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety in an expanded patient population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. These trials may be done globally to support global registrations.

        Our product development strategy often relies on using Phase 2/3 studies as a central element of our clinical development plans. Typically these studies involve the testing of two or more doses of a product candidate, as is characteristic of a Phase 2 study, and also include a sufficient number of patients so that statistically significant evidence of efficacy can be obtained, as is characteristic of a Phase 3 study. In addition, we conduct the studies in a manner that we believe is consistent with the requirements for a Phase 3 study. We believe this approach has the potential to significantly shorten the time frame required for clinical development. The FDA generally requires that sponsors successfully complete two Phase 3 studies to obtain approval for a new drug, though in certain circumstances a single Phase 3 study is sufficient. We design and conduct our Phase 2/3 studies in a manner that is intended to allow the study to qualify as a Phase 3 study for the purposes of approval. The FDA has broad discretion in determining whether or not a completed Phase 2/3 study will be considered the equivalent of a Phase 3 study for the purposes of approval, and there can be no assurance that the FDA will agree with our assessment that the design, conduct, and results of a Phase 2/3 study are such that the study should be treated as a Phase 3 study.

        The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information.

        Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

ANDA approval process

        The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated NDA, or ANDA, with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA suitability petition. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not equivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved suitability petition. However, such a product might be approved under an NDA, with supportive data from clinical trials.

505(b)(2) approval process

        Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA's findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug, or RLD. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the RLD. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

        Our current and anticipated product candidates based upon ADS-5102 are or will be based on already approved active pharmaceutical ingredients, or APIs, rather than new chemical entities, and a formulation that has been through Phase 1 studies. Accordingly, we expect to be able to rely on information from previously conducted studies involving our ADS-5102 formulation in our clinical development plans and our NDA submissions. For product candidates that involve novel fixed-dose combinations of existing drugs or for studies of an existing product or product candidate in a new indication, we expect that we will generally be able to initiate Phase 2/3 studies without conducting any new non-clinical or Phase 1 studies. In those instances where our product candidate is a pharmacokinetically enhanced version of an approved API, we will need to conduct certain non-clinical and Phase 1 studies to confirm the pharmacokinetic profile of the product candidate prior to conducting Phase 2/3 studies.

Orange Book listing

        In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant's product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification. If the competitor has provided a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the RLD and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. The applicant may also elect to submit a "Section VIII" statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. We and Forest have received notices of ANDAs submitted to the FDA requesting permission to manufacture and market generic versions of Namenda XR, and we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA and Merz Pharmaceuticals GmbH are currently in litigation with the notifying parties. For further information, see "—Legal proceedings."

NDA submission and review by the FDA

        The results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product's identity, strength, quality, and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Once the NDA submission has been accepted for filing, which occurs, if at all, within 60 days after submission of the NDA, the FDA's goal for a non-priority review of a 505(b)(2) NDA is ten months to complete the review process for the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval. The review process is often significantly extended by FDA requests for additional information, studies, or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

Post-approval requirements

        Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the NDA.

        The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use.

        Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product and tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Other healthcare regulations

        Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare and Medicaid Services, and state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, the federal Anti-Kickback Statute, the False Claims Act, the Veterans Health Care Act, and similar state laws.

        The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

        The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.

        We and our business activities are subject to the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

        Additionally, the federal Physician Payments Sunshine Act within the Patient Protection and Affordable Care Act, or PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

        In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

        The Veterans Health Care Act of 1992 requires manufacturers of "covered drugs" to offer those drugs for sale to certain federal agencies, including but not limited to, the Department of Veterans Affairs, on the Federal Supply Schedule, which requires compliance with applicable federal procurement laws.

        Depending on the circumstances, failure to comply with these laws can result in penalties, including criminal, civil, and/or administrative criminal penalties, damages, fines, disgorgement, exclusion of products from reimbursement under government programs, "qui tam" actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits, and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business.

        The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

        For example, in March 2010, the PPACA was passed, which has the potential to substantially change health care financing by both governmental and private insurers, and to significantly impact the U.S. pharmaceutical industry. The PPACA, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government's comparative effectiveness research.

The Foreign Corrupt Practices Act

        The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Federal laws providing for patent term extensions and data exclusivity

        Provisions of various federal laws may allow a company to extend market exclusivity for a product beyond the expiration dates of the patents covering the product by either extending the term of the patents or limiting the right of a competitor to reference the company's data in a regulatory submission. These laws include the Hatch-Waxman Act and the Best Pharmaceuticals for Children Act of 2002. We do not anticipate materially benefiting from these provisions.

Foreign regulation

        In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

Employees

        As of December 31, 2014, we had 43 full-time employees. Of these employees, 20 were engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate and other Information

        We were incorporated in Delaware in November 2000 under the name NeuroMolecular, Inc. In December 2004, we changed our name to NeuroMolecular Pharmaceuticals, Inc., and in July 2007 we changed our name to Adamas Pharmaceuticals, Inc.

        Our principal executive offices are located at 1900 Powell Street, Suite 750, Emeryville, California 94608, and our telephone number is (510) 450-3500. Our website address is www.adamaspharma.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

        We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC's on-line database, which is located at www.sec.gov. Our common stock is traded on the NASDAQ Stock Market under the symbol "ADMS".

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.0 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.    Risk Factors

        We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and related notes.

Risks related to our financial condition and need for additional capital

Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, we incurred significant losses in prior years and expect to incur substantial losses in the future.

        We are a clinical-stage specialty pharmaceutical company and do not currently directly market any products. We currently exclusively license U.S. patent rights for two approved products, Namenda XR and Namzaric (formerly known as MDX-8704), to Forest Laboratories, or Forest, a wholly owned subsidiary of Actavis plc, and Forest markets Namenda XR and intends to market Namzaric in the United States, but we do not currently receive royalties on the sales of those products. We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations. Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, this was almost entirely due to milestone payments we received pursuant to our license agreement with Forest. We incurred significant operating losses in 2011 and prior years and as we received our final milestone payment in 2014 pursuant to our license agreement with Forest, we expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2014, we had an accumulated deficit of $10.3 million.

        We have financed our operations primarily through our collaboration with Forest, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates. We anticipate that our expenses will increase substantially as we:

  •
  conduct Phase 3 registration trials of our lead wholly owned product candidate, ADS-5102 in levodopa induced dyskinesia, or LID;

  •
  initiate and conduct clinical trials of ADS-5102 for treatment of other indications in addition to LID;

  •
  seek regulatory approvals for our product candidates that successfully complete clinical studies;

  •
  establish a specialty CNS sales force and distribution and marketing capabilities to commercialize products for which we may obtain regulatory approval;

  •
  enhance operational, financial, and information management systems and hire more personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercial operations;

  •
  continue the research, development, and manufacture of our current product candidates; and

  •
  seek to discover or in-license additional product candidates.

        To be profitable in the future, we or our current and future potential collaboration partners must succeed in developing and commercializing products with significant market potential. This will require us or our partners to be successful in a range of activities, including advancing product candidates into clinical trials, completing clinical studies, and obtaining regulatory approvals related to those product candidates, and manufacturing, marketing, and selling those products for which regulatory approvals are obtained. We or our partners may not succeed in these activities, and, as a result, we may never generate revenue that is sufficient to be profitable in the future. We will not be entitled to receive any royalty payments with respect to sales of Namenda XR until June 2018, and with respect to sales of our second partnered product, Namzaric, until the first half of 2020, five years after its expected launch in the United States.

        Even if we attain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve or sustain profitability would cause cash generated from operations to be inadequate to fund future operations and could depress the value of our stock and impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

        Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. We received our final milestone payment under our license agreement with Forest in 2014. Any future revenue will depend on the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder and sales of our product candidates, if approved. Accordingly, upfront and milestone payments may vary significantly from period to period, and any such variance could cause a significant fluctuation in our operating results from one period to the next. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

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

        The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated operating results and/or earnings guidance that we may provide.

We may need additional funds and, if we cannot raise additional capital when needed, we may have to curtail or cease operations.

        We are seeking to advance multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of December 31, 2014, we had approximately $158.7 million in cash, cash equivalents and investments. We believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

  •
  the rate of progress and cost of our clinical studies;

  •
  the initiation of additional clinical studies or new programs;

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

        We do not have any committed external source of funds or other support for our development efforts other than our license agreement with Forest, which may be terminated by Forest upon delivery of notice. Until we can generate sufficient revenue from our own products and from royalties paid to us by Forest pursuant to our license agreement to finance our operations, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Risks related to the development and commercialization of our current and future products

Our success depends heavily on the approval and successful commercialization of ADS-5102, the successful U.S. commercialization by Forest of Namzaric and the successful U.S. commercialization by Forest of Namenda XR. If we are unable to successfully commercialize ADS-5102 or Forest is unable to successfully commercialize Namzaric or Namenda XR in the U.S., or if either we or Forest experience significant delays in doing so, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources into the development of ADS-5102, an oral once-daily controlled-release version of the FDA-approved drug amantadine, and Namzaric, a fixed-dose combination of the FDA-approved drugs memantine and donepezil. Namzaric has been exclusively licensed to Forest in the United States. In addition, we have granted Forest a royalty-bearing license under certain of our patents to commercialize Namenda XR, a controlled-release version of memantine, in the United States. Our ability to generate product and royalty revenue will depend heavily on the successful development, regulatory approval and eventual commercialization of ADS-5102 and successful commercialization of Namzaric and Namenda XR. Under the terms of our license agreement with Forest, we will not be entitled to receive royalty payments on the sale of Namenda XR until June 2018 and royalty payments on the sale of Namzaric until the first half of 2020, five years after its expected launch. The success of these drugs will depend on numerous factors, including:

  •
  successfully completing clinical studies for ADS-5102;

  •
  receiving marketing approval for ADS-5102 from the FDA and, to a lesser extent, similar regulatory authorities outside the United States for our product candidates;

  •
  establishing commercial manufacturing arrangements with third parties;

  •
  launching commercial sales of any of the product candidates that may be approved;

  •
  the medical community and patients accepting any approved product;

  •
  the placement of any approved products on payors' formulary tiers and the reimbursement rates established for the approved products;

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

        Forest's ability to successfully commercialize Namzaric and Namenda XR will depend in part on its ability to transition patients currently being prescribed the immediate-release version of memantine, known as Namenda IR, to Namenda XR and subsequently or directly to Namzaric. The Attorney General of the State of New York has filed a lawsuit against Forest and Actavis challenging Forest's announced plan to discontinue sales of Namenda IR in the fall of 2014 and seeking to require Forest and Actavis to, among other things, continue selling Namenda IR until generic memantine is commercially available, expected to occur in the second half of 2015. If this litigation or other factors negatively impact Forest's ability to successfully commercialize Namenda XR or Namzaric, our future royalty income could be materially adversely affected.

ADS-5102 is our only product candidate in clinical trials, and we cannot give any assurance that the Phase 3 clinical trials or development program will be successful or completed in a timely or effective manner. If clinical studies of ADS-5102 or our other product candidates fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. Our failure to successfully complete our Phase 3 registration trials for ADS-5102, or otherwise adequately demonstrate the safety and effectiveness of this product candidate will prevent us from receiving regulatory approval and would have a material and adverse impact on our business.

        ADS-5102 is our only product candidate in clinical trials. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of our product candidates in humans. Clinical studies are expensive, are difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of our clinical studies could occur at any stage of testing. The outcome of preclinical testing and early clinical studies may not be predictive of the success of later clinical studies, and interim results of a clinical study do not necessarily predict final results. For example, the successful results of our Phase 2/3 study of ADS-5102 for the treatment of LID, including the lack of difference from placebo in the incidence of sleep-related adverse events or other safety measures, may not be repeated in our Phase 3 registration trials. Furthermore, as the design of our Phase 3 registration trials differ in a number of respects from our Phase 2/3 study, including longer study periods, and the results, such as the reduction in LID compared to baseline prior to the administration of ADS-5102, may vary. This observed benefit from our Phase 2/3 study may prove to be inconclusive or negative in our Phase 3 results if the duration of response, or other efficacy measure, decreases over time or patients are found to require increasing doses of ADS-5102 to achieve equivalent therapeutic benefits, as may be the case with levodopa in some patients. As the prevalence of Parkinson's disease increases with age, there may also be worsening of Parkinson's disease symptoms of the patients, or other safety issues that arise whether related or unrelated to ADS-5102, that may negatively affect the Phase 3 registration trial results. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. A 2009 study completed by the Tufts Center for the Study of Drug Development estimated that less than 47% of certain CNS drugs in Phase 3 clinical trials proceeded to regulatory review.

        We expect to announce top line results from the first of our Phase 3 registration trials, EASE LID, by the first quarter of 2016, with the results from the remaining trials later in 2016. If the data from any of our Phase 3 registration trials fail to adequately demonstrate the safety and effectiveness of ADS-5102, we may not be able to pursue or obtain regulatory approval, which would have a material and adverse impact on our business.

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

  •
  the conduct of the Phase 3 registration trials for ADS-5102 for LID may require more resources than we anticipate, as these trials require the initiation and training of a large number of sites in the United States and Europe, compliance with a variety of foreign and domestic governmental regulations and new initiatives and processes for which we do not have prior experience implementing;

  •
  our clinical sites and clinical investigators may fail to comply with, or inconsistently apply, the trial protocols, regulatory requirements including Good Clinical Practices, contractual obligations and the rating assessments;

  •
  our patients or their caregivers may fail to comply with their treatment instructions or home diaries;

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

        In 2014, we initiated our remaining Phase 3 registration trials including a separate open-label safety study of ADS-5102 for LID. If these trials are successful, we intend to submit an NDA for ADS-5102 in that indication. It is possible that the FDA may not consider the results of these studies to be sufficient for approval of the product candidates in their proposed indications. If the FDA were to require us to conduct additional studies of ADS-5102 to support the NDA for approval for the product candidate in its currently contemplated indication, our business and financial results would be materially adversely affected.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with developing manufacturing and packaging processes and scaling them up to commercial scale.

        Our product candidates have never been manufactured on a commercial scale, and there are risks associated with developing manufacturing and packaging processes and scaling them up to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials or equipment. Furthermore, we have no long-term contracts with any CMOs for ADS-5102, and there is no assurance we will be able to negotiate contracts with one or more of these CMOs on acceptable terms or on a timely basis. These risks could delay an NDA for ADS-5102 and adversely affect regulatory approval of a product candidate. In addition, even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that CMOs with which we contract will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities or to produce it in sufficient quantities to meet the requirements for the potential launch of the product to meet potential future demand. If our CMOs are unable to produce sufficient quantities of the approved product, our regulatory approval or commercialization efforts would be significantly impaired, which would have an adverse effect on our business, financial condition, results of operations, and growth prospects.

Our product candidates, including ADS-5102, Namzaric, and Namenda XR are complex to manufacture, and manufacturing disruptions may occur.

        Our product candidates, including ADS-5102, Namzaric, and Namenda XR all include controlled-released versions of existing drugs, and some are combinations of existing drugs. The manufacture and packaging of controlled-release versions of existing drugs or combinations of existing drugs are substantially more complex than the manufacture and packaging of the immediate-release versions of drugs alone. Even after the manufacturing process for a controlled-release or combination product has been scaled to commercial levels and numerous commercial lots have been produced, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. For example, in November 2013, Forest recalled three packaged lots of Namenda XR because Forest's dissolution testing revealed a failure to meet specification throughout shelf life. Namenda XR is one of the components of Namzaric, Forest's fixed-dose combination product for treatment of moderate to severe Alzheimer's disease. If any such issues were to arise with respect to our product candidates or future products, if any, or if Forest's sales of Namzaric or Namenda XR were to be negatively impacted by such issues, our business, financial results or stock price could be adversely affected.

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

        The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon receipt of the paragraph IV notice, the owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner's patents. The discovery, trial, and appeals process in such suits can take several years. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA's approval of the competitor's application. This type of litigation is often time-consuming and costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner's patents. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

        For example, as of August 6, 2014, we had received notice that several companies had submitted ANDAs to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR, one of which is owned by Forest, one of which is exclusively licensed to Forest by Merz Pharma GmbH & Co. KGaA, and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, or will not be infringed by the companies' manufacture, use or sale of generic versions of Namenda XR. In January, February, April, May, and July 2014, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits for infringement of the relevant patents against several of these companies that had then submitted ANDAs. The trial is scheduled for February 2016. Because these lawsuits were filed within the requisite 45-day period provided in the FDCA, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents. The 30-month stay for these ANDAs will expire beginning in June 2016. In early November 2014, we, Forest, and Merz entered into a Settlement Agreement with Wockhardt Limited, one of the parties sued by us and Forest for infringement of our patents. Pursuant to this agreement, Wockhardt received a non-exclusive license to make and sell its generic versions of Namenda XR starting March 23, 2026, which is two months prior to the expiration of the last to expire of our relevant patents. In January 2015, we entered into settlements with additional parties on comparable terms to the Wockhardt settlement.

        For various strategic and commercial reasons, manufacturers of generic medications frequently file ANDAs shortly after FDA approval of a branded drug regardless of the perceived strength and validity of the patents associated with such product. Based on these past practices, we believe it is likely that one or more such generic manufacturers will file ANDAs with respect to Namzaric and ADS-5102, if approved by the FDA, prior to the expiration of the patents related to those compounds.

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

        The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. In particular, in many countries, including many major European markets, therapies that are based on existing generic drugs, such as Namenda XR (memantine) and ADS-5102 (amantadine), or combinations of existing generic drugs, such as Namzaric, generally are not well-reimbursed. As a result, we anticipate that the commercial success of Namzaric, Namenda XR, and ADS-5102, will be largely dependent on their success in the U.S. market.

        Our ability to commercialize any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payors, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payors decide which medications they will cover by placement on their formularies and at what reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot assure you that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop and Forest may be unable to successfully market Namzaric or Namenda XR.

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

If serious adverse side effects are identified during the development of ADS-5102 or any other product candidates, we may need to abandon our development of that product candidate, which would materially and adversely harm our business.

        Our product candidate ADS-5102, along with our other earlier stage product candidates, are still in clinical or pre-clinical development. The risk of failure during development is high. It is impossible to predict when or if any of our product candidates will prove safe and tolerable enough to receive regulatory approval. For example, amantadine, the active pharmaceutical ingredient in ADS-5102, carries the risk of blurred vision, dizziness, lightheadedness, faintness, trouble sleeping, depression or anxiety, hallucinations, swelling of the hands, legs, or feet, difficulty urinating, shortness of breath, and rash. These side effects may be the cause of the relatively low rate of acceptance of amantadine by physicians and patients. Although we believe our controlled-release version of amantadine has reduced the risks of these side effects, thereby enabling higher doses, there can be no assurance that our Phase 3 registration trials or future studies in other indications will not fail due to safety or tolerability issues. In such an event, we might need to abandon development of ADS-5102 entirely or for certain indications. If we are forced to abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.

Safety issues with Namenda XR, Namzaric, or ADS-5102, or the parent drugs or other components of Namenda XR, Namzaric, or ADS-5102, or with approved products of third parties that are similar to Namenda XR, Namzaric, or ADS-5102, could decrease the potential sales of Namenda XR, Namzaric, or ADS-5102 or give rise to delays in the regulatory approval process, restrictions on labeling, or product withdrawal.

        Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The labels for Namenda XR and Namzaric both list potential side effects, such as headache, diarrhea, and dizziness. Side effects have been observed in clinical trial subjects taking ADS-5102, such as constipation, dizziness, hallucination, dry mouth, fall, confusion, headache, nausea, and weakness.

        If we or others identify additional undesirable side effects caused by Namenda XR and Namzaric or by ADS-5102 after approval:

  •
  regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;

  •
  regulatory authorities may withdraw their approval of the product and require Forest or us to take our approved drugs off the market;

  •
  Forest or we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy;

  •
  Forest or we may have limitations on how we promote our drugs;

  •
  third-party payors may limit coverage or reimbursement for Forest's or our drugs;

  •
  sales of products may decrease significantly;

  •
  Forest or we may be subject to litigation or product liability claims; and

  •
  our reputation may suffer.

        Any of these events could prevent Forest or us from achieving or maintaining market acceptance of the affected product and could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from its sale.

        Namenda XR, Namzaric, or ADS-5102 may also be affected by the safety and tolerability of their parent drugs or drugs with similar mechanisms of action. Although memantine, which is a component of Namenda XR and Namzaric, donepezil, which is a component Namzaric, and amantadine, which is a component of ADS-5102, have been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving memantine, donepezil, or amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate's risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition.

        Following consumption, Namenda XR, Namzaric, and ADS-5102 first are broken down by the body's natural metabolic processes, during which time the active drug and other breakdown substances are released into the bloodstream. While these breakdown substances are generally regarded as safe, it is possible that there could be unexpected toxicity associated with them that will cause Namenda XR, Namzaric, or ADS-5102 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, the product or product candidates could reduce their sales of approved products and delay or prevent commercialization of our product candidates.

        In addition, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as memantine, amantadine, or donepezil could adversely affect the commercialization of Namenda XR, Namzaric, and ADS-5102. For example, the product withdrawals of Vioxx from Merck and Bextra from Pfizer due to safety issues have caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities.

The marketing of ADS-5102, if approved, will be limited to use in the treatment of specific indications, and if we want to expand the indications for which this product candidate may be marketed, additional regulatory approvals will need to be obtained, which may not be granted.

        We are currently seeking regulatory approval of ADS-5102 for the treatment of LID. If this product candidate is approved, the FDA will restrict our ability to market or advertise the product for other indications, which could limit physician and patient adoption. We may attempt to develop, promote, and commercialize new treatment indications and protocols for ADS-5102 in the future, but we cannot predict when or if the clearances required to do so will be received. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications for ADS-5102, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.

        The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products, such as ADS-5102, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product's approved labeling. For example, if we receive marketing approval for ADS-5102 for the treatment of LID, the first indication we are pursuing, we cannot prevent physicians from using our ADS-5102 products on their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses prior to FDA approval for an additional indication, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management's attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

        Physicians may also misuse our products, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our products are misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of our products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Any of these events could harm our business and results of operations and cause our stock price to decline.

We currently have no sales or distribution personnel and only limited marketing capabilities. If we are unable to develop a sales and marketing and distribution capability, we will not be successful in commercializing ADS-5102 or other future approved products.

        We do not have a significant sales or marketing infrastructure and have no experience in the sale, marketing, or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We expect that the primary focus of our commercialization efforts will be the United States, and we intend to develop our own sales force to commercialize ADS-5102 and our other wholly owned future approved products in the United States. Commercialization of ADS-5102 and other future approved products outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.

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

        In addition, our existing arrangements for the commercialization of Namenda XR and Namzaric may not be successful and we also may not be successful entering into new arrangements with third parties to sell and market our future approved products or may be unable to do so on terms that are favorable to us. We have and will in the future be likely to have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and could damage our reputation. If we fail to appropriately estimate the size of sales force required to market our products, our commercialization efforts will be adversely affected. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our future approved products.

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

Delays in the establishment of clinical study sites and enrollment of patients in any of our clinical trials could increase our development costs and delay completion of the study. Failure to timely enroll our Phase 3 registration trials for ADS-5102 and timely file our NDA for the treatment of LID would severely harm our business.

        We may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities. For example, location and enrollment of eligible patients may be adversely affected by our inability to locate and activate clinical study sites at a satisfactory pace to meet our planned timetables. As part of EASE LID 3, we are planning to initiate clinical study sites in several countries in Europe for which we have no prior experience and could significantly delay our trials and raise additional issues and complexities. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect for any reason, the development costs for our product candidates may increase, the completion of our studies may be delayed, or our studies could become too expensive to complete. Enrollment of all of the Phase 3 registration trials for ADS-5102 is planned to be completed in 2015; however, we cannot give assurance that we will be successful in meeting that timeline. The study design for our Phase 3 trials of ADS-5102 for the treatment of LID is placebo controlled, meaning that a portion of patients will not receive treatment that may help control the symptoms of their Parkinson's disease. Because these symptoms are uncomfortable, a relatively long study period may make it more difficult to enroll and retain patients in the trial. Failure to timely enroll our Phase 3 registration trials for ADS-5102 would in turn delay our ability to obtain data from these studies. Even if successful, significant delays in the submission of the NDA currently planned for 2016 may severely harm our business.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

        The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, in the market for Alzheimer's disease treatments Namenda XR and Namzaric compete or will compete with generic products, such as galatamine, rivastigmine, and donepezil, as well as branded products, such as the Exelon patch (Novartis Pharmaceuticals Corp.) and Aricept 23 mg (Eisai Inc.). ADS-5102, if approved, may face competition from various drugs approved for treatment of Parkinson's disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc.), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB, Inc.), Comtan (Novartis Pharmaceuticals Corp.), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Apokyn (Bertek), Bromocriptine (Mylan Laboratories, Inc.), Zelapar (Valeant Pharmaceuticals International), Eldepryl (Somerset Pharmaceuticals Inc.), Tasmar (Valeant Pharmaceuticals International), Cogentin (Oaks Pharma Akorn), Exelon (Novartis Pharmaceuticals Corp.), Stalevo (Novartis Pharmaceuticals Corp.), Rytary (Impax), and Duopa (Abbvie). ADS-5102 may also face competition from drugs currently in development for LID from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Pharmaceuticals, Avanir Pharmaceuticals, Newron Pharmaceuticals S.p.A, Neurolixis Inc, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. Other products in late stage development for Parkinson's disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Acadia, Bial-Portela CSA, Biotie Therapies Corp, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.

        ADS-5102 may also face competition from generic versions of amantadine and from other controlled-release versions of amantadine that may be in development. One such competitor has posted a notice on clinicaltrials.gov regarding conduct of two Phase 3 clinical trials of extended release amantadine for LID. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications. In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors.

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

  •
  loss of revenue.

        We currently hold $10.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur at our current stage of development. Insurance coverage is increasingly expensive. If and when our product candidates are approved and we launch such products commercially, we may not be able to obtain insurance coverage at a reasonable cost or in amounts adequate to satisfy any liability or associated costs that may arise in the future.

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

Risks related to our reliance on third parties

We have entered into a license agreement with Forest with respect to Namzaric and Namenda XR, and may enter into additional license or collaboration agreements. These arrangements may place the development of these product candidates and commercialization of any approved products outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, these product candidates or approved products may not reach their full market potential. As Forest substantially controls the intellectual property rights subject to the license agreement and accordingly, the current ANDA litigation and settlement thereof, and has economic interests different from ours, Forest may manage the litigation and settlements on terms which may have a material and negative impact on our business.

        In November 2012, we entered into a license agreement with Forest pursuant to which we granted Forest a co-exclusive right to develop and an exclusive right to commercialize fixed-dose memantine-donepezil products, such as Namzaric, in the United States, and granted Forest a license covering controlled-release versions of memantine, such as Namenda XR. Under the terms of the license agreement, Forest substantially controls the commercialization of these products and the intellectual property rights subject to the license agreement, including the prosecution, maintenance and enforcement of such rights. Collaborations involving our current or future products, such as our agreement with Forest, are subject to numerous risks, which may include that:

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

  •
  Forest and future collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

  •
  Forest and future collaborators may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, and as Forest substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Forest may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR substantially earlier than March 23, 2026, the starting date of the license granted to Wockhardt, the first party to enter into a settlement;

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

  •
  collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and

  •
  a collaborator's sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

        In July 2014, Actavis and Forest announced the completion of the previously announced acquisition of Forest by Actavis. We cannot predict whether this acquisition and subsequent acquisitions, including of Allergan, Inc. by Actavis, which is expected to close in the second quarter of 2015, will have a negative impact on our business, the pursuit of the ANDA litigation and potential settlements thereof, or on the license agreement with Forest or the intellectual property rights subject thereto.

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

        We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies. The manufacture of pharmaceutical products in compliance with the FDA's current Good Manufacturing Practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

        All manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other

FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging, or testing of products. We have little control over our manufacturers' compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs, or impair our reputation.

        We currently rely on single source suppliers for each of our product candidates under a development agreement. We do not have long-term supply agreements in place. We are currently seeking to qualify and to enter into long-term contracts with at least one manufacturer to include in our anticipated NDA for ADS-5102. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts, which would adversely affect our business. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract organizations were not able to manufacture our drug substance or provide the requisite services, our business and financial condition would be materially adversely affected.

Risks related to the operation of our business

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain, and motivate qualified personnel.

        We are highly dependent on our chief executive officer and the other members of our executive and scientific teams. Our executives may terminate their employment with us at any time. The loss of the services of any of these people could impede the achievement of our research, development, and commercialization objectives. We maintain "key person" insurance for our chief executive officer, but not for any other executives or employees. Any insurance proceeds we may receive under this "key person" insurance would not adequately compensate us for the loss of our chief executive officer's services.

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

        As of December 31, 2014, we had 43 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We are an "emerging growth company," and we cannot be certain whether the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non- affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

Any future operations or business arrangements with entities outside the United States present risks that could materially adversely affect our business.

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

  •
  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

  •
  business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes or typhoons, floods, and fires.

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

        The patent position of specialty pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the United States Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights is highly uncertain.

        Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the recently enacted Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a "first to invent" to a "first-to-file" system. Under a "first-to-file" system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S.

patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the "first-to-file" provisions, only became effective in March 2013. In addition, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

        From time to time, we may become involved in opposition, interference, derivation, inter partes review, or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. In December 2014, one of the parties involved in the pending Delaware litigation also filed an inter partes review petition with the Patent Trial and Appeal Board of the Patent and Trademark Office requesting cancellation of claims of one of our patents covering Namenda XR. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us or Forest, without payment to us.

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

        Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming. For example, in January, February, April, and May 2014, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH filed patent infringement lawsuits under Forest's patents and patents owned by us and licensed to Forest, against several manufacturers of generic pharmaceuticals that have filed ANDAs with the FDA seeking approval to manufacture and sell generic versions of Namenda XR. We anticipate that the prosecution of the lawsuits will require a significant amount of time and attention of our chief executive officer and other senior executives. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in the Forest litigation or any other litigation or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Such a result could limit our ability to prevent others from using or commercializing similar or identical technology and products, limit our ability to prevent others from launching generic versions of our products and could limit the duration of patent protection for our products, all of which could have a material adverse effect on our business. A successful challenge to our patents could reduce or eliminate our right to receive royalties from Forest. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

        In early November 2014, we, Forest, and Merz entered into a Settlement Agreement with Wockhardt Limited, one of the parties sued by us and Forest for infringement of our patents. Pursuant to this agreement, Wockhardt received a non-exclusive license to make and sell its generic versions of Namenda XR starting March 23, 2026, which is two months prior to the expiration of the last to expire of our relevant patents. In January 2015, we entered into settlements with additional parties on comparable terms to the Wockhardt settlement.

Third parties may initiate legal proceedings alleging that we or our collaborators are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

        Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell our product candidates and to use our proprietary technologies without infringing, misappropriating, or otherwise violating the proprietary rights or intellectual property of third parties. We or our collaborators may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, re-examination, inter partes review, post-grant review, opposition, or similar proceedings before the USPTO and its foreign counterparts. The costs of these proceedings could be substantial, and the proceedings may result in a loss of such intellectual property rights. Some of our competitors may be able to sustain the costs of complex patent disputes and litigation more effectively than we can, because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any disputes or litigation could adversely affect our ability to raise the funds necessary to continue our operations. Third parties may assert infringement claims against us or our collaborators based on existing patents or patents that may be granted in the future. For example, in December 2013 Teva Pharmaceuticals USA and Mayne Pharma International jointly initiated a lawsuit against Forest alleging that the manufacture and commercialization of Namenda XR by Forest infringes the plaintiffs' U.S. patent. Under our license agreement with Forest we are obliged to indemnify Forest under certain circumstances and our royalty entitlements may also be reduced. Our indemnification obligation to Forest, while subject to customary limitations, has no monetary cap, and our right to receive royalties from Forest may be eliminated in any calendar quarter in which certain third party generic competition exists. If we or our collaborators are found to infringe a third-party's intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

        Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, and we have no knowledge of any instances of wrongful use or disclosure by our employees to date, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of an employee's former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation, or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

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

  •
  the FDA might not approve our or our third-party manufacturer's processes or facilities; or

  •
  the FDA may change its approval policies or adopt new regulations.

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

If the FDA does not conclude our product candidates satisfy the requirements for approval under the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval under Section 505(b)(2) are not as we expect, the approval pathway for our products will likely take significantly longer, cost significantly more, and entail significantly greater complications and risks than anticipated, and in any case may not be successful.

        We are developing our current and future product candidates, including ADS-5102, with the expectation that they will be eligible for approval through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the FDCA allows an NDA to rely in part on data in the public domain or the FDA's prior conclusions regarding the safety and effectiveness of an approved drug product. Consequently, use of the Section 505(b)(2) regulatory pathway could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that would need to be generated in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with regulatory approval of would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway may result in new competitive products reaching the market more quickly than our product candidates, which would adversely impact our competitive position and prospects. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee that utilizing this pathway will ultimately lead to accelerated product development or earlier approval for ADS-5102 or any other product candidate that we may attempt to develop and commercialize.

        In addition, a company obtaining an approved NDA through the Section 505(b)(2) regulatory pathway for a drug product whose active moiety is the same active moiety as that in a previously approved drug (e.g. amantadine HCl) is entitled to three years of market exclusivity if clinical data (other than a bioavailability or bioequivalence study) is required by the FDA to support its findings of safety and efficacy of the approved product. If a competing product were to be approved in our target indication through the Section 505(b)(2) regulatory pathway and granted three years of market exclusivity, and if the FDA were to find that our product candidate (e.g. ADS-5102) does not differ with respect to active moiety, dosage form and strength, route of administration, and indicated use from the approved competing product, then approval of the marketing application for ADS-5102 in the target indication under Section 505(b)(2) may be delayed for as long as a competitor has exclusivity.

Even if we receive regulatory approval for a particular product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

        Once regulatory approval has been granted for a particular product candidate, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion, tracking, and recordkeeping for our products. Further, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Additionally, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

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

Healthcare reform measures could hinder or prevent our product candidates' commercial success.

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

  •
  requires collection of rebates for drugs paid by Medicaid managed care organizations; and

  •
  provides for a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

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

        Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

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

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters;

  •
  the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician or a member of the physician's family has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

  •
  the federal transparency requirements under the PPACA require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to physician payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback, false claims, and transparency laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and/or administrative penalties, damages, fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these or other laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.

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

  •
  actions taken by regulatory agencies with respect to our or our competitors' products, product candidates, clinical studies, manufacturing process, or sales and marketing terms;

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

  •
  general economic, industry, and market conditions; and

  •
  the other risks described in this "Risk Factors" section.

        These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Additionally, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to stockholders for approval.

        As of January 31, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially owned approximately 67% of our common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are incurring significant increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.

        As a public company, we are incurring significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules of the SEC and those of NASDAQ Global Market, or NASDAQ, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel now need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to maintain our director and officer liability insurance. We estimate the additional costs we expect to incur as a result of being a public company to be approximately $2 million annually.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with this annual report on Form 10-K for the fiscal year ending December 31, 2014. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

        Our ability to successfully comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures, and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures, or controls may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock and could adversely affect our ability to access the capital markets.

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

  •
  our stockholders may not act by written consent or call special stockholders' meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders' meetings or special stockholders' meetings called by the board of directors or the chairman of the board and chief executive officer;

  •
  our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

  •
  stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our company; and

  •
  our board of directors may issue, without stockholder approval, shares of undesignated preferred stock, and the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders' sole source of gain.

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of existing or any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders' sole source of gain for the foreseeable future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In May 2014, we amended our corporate lease agreement, and pursuant to such lease, we currently occupy approximately 12,500 square feet of office space in Emeryville, California, and expect to take occupancy by the end of second quarter of 2015 of an additional 6,000 square feet for a total of 18,500 square feet. The term of our lease is through April 2020. We believe that our existing facility, and the additional space we expect to occupy will be sufficient for our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        Several companies submitted Abbreviated New Drug applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies' manufacture, use, or sale of generic versions of Namenda XR. In January, February, and April 2014, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies. We are seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants' ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) we, Forest, Forest Laboratories Holdings Ltd., and Merz be awarded monetary relief, in addition to any attorneys' fees, costs, and expenses relating to the actions. The trial is scheduled for February 2016. Because these lawsuits were filed within the requisite 45 day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents. The 30 month stays for these ANDAs will begin to expire in June 2016.

        In early November 2014, we, Forest, and Merz entered into a Settlement Agreement with Wockhardt Limited, one of the parties sued by us and Forest for infringement of our patents. Pursuant to this agreement, Wockhardt received a non-exclusive license to make and sell its generic versions of Namenda XR starting March 23, 2026, which is two months prior to the expiration of the last to expire of our relevant patents. In January 2015, we entered into settlements with additional parties on comparable terms to the Wockhardt settlement.

ITEM 4.    MINE SAFETY DISCLOSURES

        The disclosure required by this item is not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

        Our common stock has been listed on The NASDAQ Global Market under the symbol "ADMS" since April 10, 2014. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $16.00 per share on April 9, 2014. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	Low	High
Fiscal Year ending December 31, 2014
Second Quarter (beginning April 10, 2014)	$12.02	$21.63
Third Quarter	$14.74	$19.10
Fourth Quarter	$13.60	$20.70

        On February 23, 2015, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $17.45 per share.

        As of February 23, 2015, there were 17,642,207 shares of our common stock issued and outstanding with 54 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

        The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from April 10, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2014. The figures represented below assume an investment of $100 in our common stock at the closing price of $14.01 on April 10, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on April 10, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	April 10, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Adamas Pharmaceuticals, Inc.	ADMS	$$100.00	$162.08	$176.57	$169.97
NASDAQ Composite Index	IXIC	$$100.00	$96.08	$115.99	$125.56
NASDAQ Biotechnology Index	NBI	$$100.00	$98.27	$108.90	$120.60

DIVIDEND POLICY

        We have never declared or paid, and do not anticipate declaring, or paying in the foreseeable future, any cash dividends on our capital stock. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

USE OF PROCEEDS

        In April 2014, our registration statement on Form S-1 (File No. 333-194342) was declared effective for our initial public offering. As a result of our initial public offering and the exercise of the overallotment option, which closed in April and May 2014, respectively, we received net proceeds of approximately $42.6 million, after underwriting discounts and commissions of approximately $3.5 million and other expenses associated with our initial public offering of approximately $3.2 million. No payments for such expenses were made directly or indirectly to any of our officers or directors.

        The net proceeds from the offerings described above have been used and will be used, together with our cash, cash equivalents and investments, to fund ongoing development of our product candidates, including ADS-5102, for commercialization activities related to any wholly owned approved product, including developing a specialized CNS sales force, and for working capital and other general corporate purposes.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 9, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected financial data together with the section of this report entitled "Management's discussion and analysis of financial condition and results of operations" and our financial statements and the related notes included in this report. The statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this report. Balance sheet data as of December 31, 2012 is derived from our audited financial statements not included herein. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in the future, and our unaudited interim results are not necessarily indicative of the results to be expected for the full year or any other period.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Revenue	$55,846	$71,095	$37,471
Operating expenses:
Research and development	21,860	7,410	9,192
General and administrative	15,472	6,667	8,330

Total operating expenses	37,332	14,077	17,522

Income from operations	18,514	57,018	19,949
Interest and other income (expense), net	(917)	(4,906)	(1,913)

Income before income taxes	17,597	52,112	18,036
Provision for income taxes	(7,374)	(1,191)	(300)

Net income	$10,223	$50,921	$17,736

Net income attributed to common stockholders:
Basic	$8,968	$33,068	$11,441

Diluted	$9,069	$35,353	$11,596

Net income per share attributable to common stockholders:
Basic	$0.60	$3.48	$1.21

Diluted	$0.53	$3.00	$1.17

Weighted average number of shares used in computing net income attributable to common stockholders:
Basic	14,837	9,506	9,488

Diluted	17,107	11,806	9,924

        To date, substantially all of our revenue has been generated from our collaboration agreements, and we have not generated any commercial product revenue. Revenue in the years ended December 31, 2014, 2013, and 2012 includes $55.0 million, $69.6 million, and $35.4 million, respectively, that represents the recognition of revenue relating to upfront and milestone payments called for within our license agreement with Forest, effective November 13, 2012. See the section of this report entitled "Management's discussion and analysis of financial condition and results of operations—Financial operations overview—Revenue" for a more detailed description of our revenue recognition with respect to these agreements

	As of December 31,
	(in thousands)
	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$61,446	$85,612	$62,957
Short-term investments	60,912	—	—
Long-term investments	36,364	—	—
Working capital	110,982	81,790	25,715
Total assets	161,189	86,216	64,303
Warrant liability	—	6,232	1,706
Total liabilities	14,115	10,462	40,186
Convertible preferred stock	—	19,149	19,149
Total stockholders' equity	147,074	56,605	4,968

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with the section of this report entitled "Selected financial data" and our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled "Risk factors."

Overview

        We are a specialty pharmaceutical company driven to improve the lives of those affected by chronic disorders of the central nervous system, or CNS. We achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products. Our business strategy is twofold. We intend to develop and commercialize our wholly owned products directly. In addition, we may form partnerships with companies that have an already established CNS market presence. We are developing our lead wholly owned product candidate, ADS-5102, for a complication associated with the treatment of Parkinson's disease known as levodopa induced dyskinesia, or LID, and potentially as a treatment for one or more additional CNS indications. We have successfully completed a Phase 2/3 clinical trial, in which patients receiving ADS-5102 had a statistically significant 43% reduction in LID compared to their baseline LID experienced prior to taking ADS-5102. In 2014, we initiated the remaining Phase 3 registration trials of ADS-5102 for LID. We plan to commercialize ADS-5102 and potentially other wholly-owned product candidates, if approved, by developing a specialty CNS commercial organization including a sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies. Our late stage therapeutics portfolio includes memantine-based products focused on Alzheimer's disease, which have been exclusively licensed to Forest Laboratories, Inc., or Forest, a subsidiary of Actavis plc, in the United States. The first product, Namenda XR®, which Forest developed and is marketing in the United States under a license from us, is a controlled-release product, and the second product, Namzaric™ (formerly known as MDX-8704), which we co-developed with Forest, is a fixed-dose combination product, recently approved by the U.S. Food and Drug Administration, or FDA, that Forest is expected to market and launch in the first half of 2015.

Financial operations overview

Summary

        Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest. We have not generated any commercial product revenue. As of December 31, 2014, we had an accumulated deficit of $10.3 million. Although we reported net income in each of the years ending December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest. There are no further milestone payments to be earned under our license agreement with Forest. We cannot assure you that we will receive additional collaboration revenue in the future. We incurred significant losses prior to 2012 and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

        Under our agreement with Forest we received a non-refundable upfront license fee of $65.0 million in 2012, which we recognized on a straight-line basis from November 2012 to February 2013, $40.0 million in development milestone fees recognized in 2013, a $25.0 million milestone payment related to FDA acceptance of Forest's New Drug Application, or NDA, submission for Namzaric recognized in May 2014, and a final $30.0 million milestone payment upon FDA approval of the NDA recognized in December 2014. Forest has stated that it expects to launch Namzaric in the first half of 2015. Beginning in 2018, we will be entitled to receive royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States and beginning five years after commercial launch, royalties in the low double digits to the mid-teens for sales of Namzaric in the United States.

        We expect our research and development expenses to increase as we continue to advance our product candidates through clinical development. In addition, we plan to commercialize ADS-5102 for LID, if approved, and potentially other wholly-owned product candidates by developing a specialty CNS commercial organization including a sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve sustained profitability.

        Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In 2014, we completed our IPO pursuant to which we issued 3,000,000 shares of common stock and received net proceeds of approximately $41.4 million, after underwriting discounts, commissions and offering expenses. In May 2014, we issued an additional 81,371 shares of common stock pursuant to the underwriters' partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million, after deducting underwriting discounts and commissions. In connection with the completion of our IPO, all convertible preferred stock converted into common stock.

        As of December 31, 2014, we had cash, cash equivalents, and short and long-term available-for-sale investments of $158.7 million.

Revenue

        We have not generated any revenue from commercial product sales to date. Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, and reimbursements for research and development expenses under our license agreement with Forest and to a lesser degree from NIH grants and government contracts.

        The following table summarizes the sources of our revenue for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Forest:
Recognition of upfront license fees and milestones	$55,040	$69,611
Reimbursement of development costs	558	1,093

Forest total	55,598	70,704
NIH grants	202	200
Government contracts	46	191

Total revenue	$55,846	$71,095

        We recognized collaboration revenue of $55.0 and $69.6 million in 2014 and 2013, respectively, pursuant to our license agreement with Forest. We also recognized revenue from Forest of approximately $0.6 million and $1.1 million in development funding for the years ended December 31, 2014 and 2013, respectively. We do not expect to recognize any further milestone payments under our license agreement with Forest, while development funding is expected to remain at modest levels in future periods. Beginning in June 2018, we will be entitled to receive royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States and beginning five years after commercial launch, royalties in the low double digits to the mid-teens for sales of Namzaric in the United States. We were also awarded a continuation of an NIH grant for $1.0 million in August 2014, which we will administer, but conduct through subcontractors. The focus of work under this grant is in non-core areas to the Company.

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

        Research and development expenses consist of:

  •
  fees paid to clinical consultants, clinical trial sites, and vendors, including clinical research organizations, or CROs, in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work, and statistical compilation and analysis;

  •
  expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

  •
  other consulting fees paid to third parties; and

  •
  employee-related expenses, which include salaries, benefits, and stock-based compensation.

        The following table summarizes our research and development expenses incurred during the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Product candidates
ADS-5102	$20,626	$4,495
ADS-8704(1)	184	2,351
Government contracts, NIH grants, and ADS-8902(2)	312	432
Other research and development expenses(3)	738	132

Total research and development expenses	$21,860	$7,410

(1)
ADS-8704 includes program costs that we incurred related to the fixed-dose combination drug and memantine-based products that were licensed to Forest in the U.S. Subsequent to the execution of the license agreement, Forest continued development of Namzaric (formerly known as MDX-8704) subject to our license agreement.

(2)
Government contracts, NIH grants, and ADS-8902 includes program costs related to a program that was suspended in 2010. The NIH assumed financial responsibility for the ongoing clinical activities through an independent third-party subcontractor. We incur the expenses reflected in the above table in providing clinical operations support to an independent third-party subcontractor for which we are reimbursed.

(3)
Other research and development expenses include costs not allocated to a specific program.

        The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We have reallocated certain other research and development expenses to program-specific expenses for the year ended December 31, 2013 in order to consistently classify our product candidate expenses between periods.

        The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We anticipate our research and development expenses will increase as we continue our Phase 3 registration trials for ADS-5102 in LID and initiate clinical-stage programs for ADS-5102 in one or more indications. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into collaborations with other pharmaceutical companies, CROs, and academic third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and administrative expenses

        General and administrative expenses consist primarily of personnel and related benefit costs, and facilities, professional services, insurance, and public company related expenses. We anticipate our general and administrative expenses will increase as we continue to support our clinical and potentially commercial-stage programs. If ADS-5102 for LID or other products are approved by the FDA, we plan to market and sell through our own sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States, which will further increase general and administrative expenses.

Interest and other income (expense), net

        Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents, and short and long-term investments, as well as gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were exercised or expired. Subsequent to the IPO, we reclassified the convertible preferred stock warrant liability as additional paid-in capital and we no longer recorded any related periodic fair value adjustments.

Critical accounting policies and significant judgments and estimates

        Our management's discussion and analysis of our financial conditions and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions and conditions.

        While our significant accounting policies are described in more detail in Note 2 of our financial statements included in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

  Revenue Recognition

        We recognize revenue when all four of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. Revenue under license and collaboration arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management's judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.

        We generate revenue from collaboration and license agreements for the development and commercialization of products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. The Company's performance obligations under the collaborations may include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials and obligations to participate on certain development and/or commercialization committees with the collaborators.

        On January 1, 2011, we adopted an accounting standards update that amends the guidance on accounting for new arrangements, or those materially modified, with multiple deliverables. This guidance eliminates the requirement for objective and reliable evidence of fair value of the undelivered items in order to consider a deliverable a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. This guidance establishes the following estimation hierarchy that must be used in estimating selling price under the relative-selling-price method: (i) vendor-specific objective evidence of fair value of the deliverable, if it exists, (ii) third-party evidence of selling price, if vendor-specific objective evidence is not available or (iii) vendor's best estimate of selling price, if neither vendor-specific nor third-party evidence is available.

        On January 1, 2011, we adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can only be achieved based on the Company's performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement.

        Amounts related to research and development funding are recognized as the related services or activities are performed, in accordance with the contract terms. Payments made to us may be based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred.

  Stock-Based Compensation

        We account for stock-based compensation of stock options granted to employees and directors and for employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. All stock options awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The measurement of nonemployee stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

        In order to estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant subjective assumptions are management's estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from any of these estimates, stock-based compensation expense and our results of operations could be materially impacted.

  Clinical Trial Accruals

        Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations ("CROs") that conduct and manage clinical trials on our behalf.

        We estimate clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. In accruing service fees, we obtain the reported level of patient enrollment at each site and estimate the time period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered

Results of operations

Comparison of the years ended December 31, 2014 and 2013

        The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	December 31,
			Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Revenue	$55,846	$71,095	$(15,249)	(21)%
Research and development expenses	21,860	7,410	14,450	195%
General and administrative expenses	15,472	6,667	8,805	132%
Interest and other income (expense), net	(917)	(4,906)	(3,989)	(81)%

Revenue

        Revenue decreased by $15.3 million, or 21%, to $55.8 million for the year ended December 31, 2014 from $71.1 million for the year ended December 31, 2013. Revenue from license fees and milestones decreased by $14.6 million, or 21%, to $55.0 million for the year ended December 31, 2014 from $69.6 million for the year ended December 31, 2013 largely due to the timing, magnitude, and nature of specified amounts recognized under our license agreement with Forest. Reimbursement of development expenses relating to our license agreement with Forest decreased by $0.5 million to $0.6 million for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013.

Research and development expenses

        Research and development expenses increased by $14.5 million, or 195%, to $21.9 million from $7.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in research and development expenses related primarily to manufacturing of clinical supplies, commencement, and continued enrollment of our Phase 3 registration trials in support of ADS-5102 for LID, which increased $15.9 million, or 359%, to $20.6 million from $4.5 million for years ended December 31, 2014 and 2013, respectively. There were also increased expenses not allocated to specific programs of $0.6 million in 2014 over the prior year period, which were mostly comprised of consultant expenses. There was a partially offsetting decrease in expenses of $2.2 million to $0.2 million from $2.4 million for the years ended December 31, 2014 and 2013, respectively, for ADS-8704, which we incurred as part of our licensing agreement with Forest. Research and development expenses also included stock-based compensation expense of $2.5 million compared to $0.3 million for the years ended December 31, 2014 and 2013, respectively.

General and administrative expenses

        General and administrative expenses increased by $8.8 million, or 132%, to $15.5 million for the year ended December 31, 2014 from $6.7 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily due to the increase in headcount-related expenses. General and administrative expenses also included stock-based compensation expense of $4.7 million compared to $0.3 million for the years ended December 31, 2014 and 2013, respectively.

Interest and Other income (expense), net

        Interest and other income (expense), net decreased by $4.0 million or 81%, to a net expense of $0.9 million for the year ended December 31, 2014 from a net expense of $4.9 million for the year ended December 31, 2013. The decrease in net expense between the periods was primarily attributed to the remeasurement of preferred stock warrants and recognition of the change in fair value.

Comparison of the years ended December 31, 2013 and 2012

        The following table summarizes our results of operations for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	December 31,
			Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Revenue	$71,095	$37,471	$33,624	90%
Research and development	7,410	9,192	(1,782)	(19)%
General and administrative	6,667	8,330	(1,663)	(20)%
Interest and other income (expense), net	(4,906)	(1,913)	2,993	156%

Revenue

        Revenue increased by $33.6 million, or 90%, to $71.1 million for the year ended December 31, 2013 from $37.5 million for the year ended December 31, 2012. The increase in revenue was due to the recognition of the upfront license payment, receipt of milestone payments, and development funding recognized with respect to our license agreement with Forest. We recognized upfront license and development milestone revenue of $69.6 million and $35.4 million in 2013 and 2012, respectively. Reimbursement of development expenses pursuant to our license agreement with Forest increased by $0.4 million to $1.1 million for the year ended December 31, 2013 from $0.7 million for the year ended December 31, 2012. The increase was offset by a decrease of $1.0 million in NIH contract revenue for the year ended December 31, 2013.

Research and development expenses

        Research and development expenses decreased $1.8 million, or 19%, to $7.4 million for the year ended December 31, 2013 from $9.2 million for the year ended December 31, 2012. The decrease in research and development expenses was due to decreased program costs of $1.9 million related to ADS-8704, which we incurred prior to entering into our license agreement with Forest in the fourth quarter of 2012. Program expenses for ADS-5102 for LID increased by $0.7 million due to the continuation and completion of a Phase 2/3 clinical study in 2013. Program expenses for ADS-8902 decreased by $0.7 million for the year ended December 31, 2013 due to a reduction in the scope of work under our contract with the NIH. Expenses that were not allocated to a specific program remained virtually unchanged from 2012 to 2013 at $0.1 million.

General and administrative expenses

        General and administrative expenses decreased by $1.7 million, or 20%, to $6.7 million for the year ended December 31, 2013 from $8.3 million for the year ended December 31, 2012. The decrease was primarily related to financial advisory services fees of $1.9 million in relation to the license agreement with Forest incurred in 2012.

Interest and other income (expense), net

        Interest and other income (expense), net increased by $3.0 million or 156%, to net expense of $4.9 million for the year ended December 31, 2013 from net expense of $1.9 million for the year ended December 31, 2012. Net expense for the year ended December 31, 2013 was primarily attributed to the remeasurement of preferred stock warrants and recognition of the change in fair value. The change from the prior period was primarily attributable to the remeasurement of preferred stock warrants and recognition of the change in fair value.

Liquidity, capital resources and plan of operation

        We have funded our operations primarily through payments received pursuant to our license agreement with Forest, sales of convertible preferred stock and warrants, sales of our common stock in our IPO, bank debt, and the issuance of convertible debt. We have not generated any revenue from the sale of products. We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011. Although in 2014, 2013, and 2012, we recognized a profit and positive cash flow as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014, and we do not currently receive any royalties from Forest, nor do we have other collaborations from which we might expect milestone or royalty revenue. Consequently, we expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents and investments, which totaled $158.7 million and $85.6 million at December 31, 2014 and 2013, respectively.

        As of December 31, 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In April 2014, we completed our IPO pursuant to which we issued 3,000,000 shares of common stock and received net proceeds of approximately $41.4 million, after underwriting discounts, commissions, and offering expenses. In May 2014, we issued an additional 81,371 shares of common stock pursuant to the underwriters' partial exercise of their option to purchase additional shares and received net proceeds of approximately $1.2 million, after deducting underwriting discounts and commissions. In connection with the completion of our IPO, all convertible preferred stock converted into common stock.

        We believe our existing cash and cash equivalents will be sufficient to fund our projected operating requirements, including operations related to the continued development of ADS-5102 for LID, for at least the next 12 months. However, it is possible that we will not achieve the progress that we expect, because the actual costs and timing of drug development, particularly clinical studies, are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy.

Comparison of 2014 and 2013

        The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$26,194	$26,801
Investing activities	(97,380)	(167)
Financing activities	47,020	(3,979)
Net increase (decrease) in cash and cash equivalents	$(24,166)	$22,655

        Net cash provided by operating activities was $26.2 million for the year ended December 31, 2014 compared to $26.8 million for the year ended December 31, 2013. In 2014, we received development milestone payments of $55.0 million under our license agreement with Forest. Net income of $10.2 million for the year ended December 31, 2014 included net non-cash adjustments of $6.9 million, which consisted primarily of stock-based compensation of $7.2 million and a change in the preferred stock warrant value of $1.0 million, offset by an excess tax benefit on the exercise of stock options of $1.6 million. In 2013, operating cash was generated primarily through the receipt of $40.0 million in development milestone payments under our license agreement with Forest. Net income of $50.9 million for the year ended December 31, 2013 included non-cash income of $29.6 million of deferred revenue and non-cash charges of $4.5 million related to the change in the value of the preferred stock warrant and $0.6 million in stock-based compensation. The primary use of cash was to fund the ongoing clinical studies and product development activities related to ADS-5102 for LID.

        Net cash used in investing activities was $97.4 million for the year ended December 31, 2014 compared to $167,000 for the same period in the prior year. The increase in net cash used in investing activities resulted primarily from the purchase of $96.1 million of marketable securities in 2014 coupled with an increase of $1.3 million relating to the purchase of property and equipment, primarily driven by leasehold improvements.

        Net cash provided by financing activities was $47.0 million for the year ended December 31, 2014, compared to $4.0 million of net cash used by financing activities for the year ended December 31, 2013. In 2014, we received net cash proceeds of $42.6 million related to our IPO coupled with $2.0 million from the issuance of stock from the exercise of warrants and $1.2 million from the exercise of stock options and purchase of ESPP shares. In 2013, net cash used in financing activities for the year ended December 31, 2013 was $4.0 million, substantially all of which related to the repayment of convertible notes.

Comparison of 2013 and 2012

        The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Net cash (used in) provided by:
Operating activities	$26,801	$51,961
Investing activities	(167)	(24)
Financing activities	(3,979)	7,903
Net increase in cash and cash equivalents	$22,655	$59,840

        Net cash provided by operating activities was $26.8 million for the year ended December 31, 2013 compared to $52.0 million for the year ended December 31, 2012. In 2013, we received $40.0 million in development milestone payments under our license agreement with Forest compared to 2012, in which we received $65.0 million from Forest of which $29.6 million was deferred revenue recognized in 2013. Net income of $50.9 million for the year ended December 31, 2013 included non-cash charges of $34.8 million, primarily driven by the recognition of $29.6 million of deferred revenue in 2013 from Forest, $4.5 million related to the change in the value of the preferred stock warrant and $0.6 million in stock-based compensation. Net income of $17.7 million for the year ended December 31, 2012 included non-cash charges of $2.7 million, primarily driven by $1.3 million related to the change in the value of the preferred stock warrant and $0.8 million in stock-based compensation. The primary use of cash was to fund the ongoing Phase 2/3 clinical study and product development activities related to ADS-5102 for LID.

        Net cash used in financing activities for the year ended December 31, 2013 was $4.0 million, consisting primarily of repayment of principal outstanding convertible notes. Net cash provided by financing activities was $7.9 million for the year ended December 31, 2012 and resulted primarily from proceeds of approximately $3.9 million from the sale of Series AA convertible preferred stock and $4.0 million of convertible notes.

Off-balance sheet arrangements

        Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Contractual obligations

        Our future contractual obligations at December 31, 2014 were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Contractual obligations:
Operating lease obligations	$3,187	$428	$1,248	$1,288	$223

Total contractual obligations	$3,187	$428	$1,248	$1,288	$223

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance when it becomes effective January 1, 2017. Early adoption is not permitted. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

JOBS Act Accounting Election

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2014, we had cash, cash equivalents, and investments of $158.7 million, consisting of cash and cash equivalents, as well as short and long-term investment grade marketable securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Supplementary Data required by this Item are set forth where indicated in Item 15 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

        Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2014.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled "Directors and Corporate Governance" in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        Our written Code of Conduct and Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct and Ethics is available on our website at http://www.adamaspharma.com in the Investors section under "Corporate Governance." Changes to or waivers of the Code of Conduct and Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct and Ethics in the future by disclosing such information on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled "Executive Compensation" in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled "with Related Persons Transactions" and "Election of Directors", respectively, in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled "Principal Accountant Fees and Services" in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

        The following Consolidated Financial Statements are filed as part of this report:

(a)(2)    Financial Statement Schedules

        Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a)(3)    Exhibits

        The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this report.

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014
3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.2	4/15/2014
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014
4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of September 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014
10.1	Adamas Pharmaceuticals, Inc. 2002 Employee, Director and Consultant Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.1	3/5/2014
10.2	Adamas Pharmaceuticals, Inc. 2007 Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.2	3/5/2014

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.3	Adamas Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Form of Stock Option Grant Notice and Option Agreement.	S-1	333-194342	10.3	4/7/2014
10.4	Adamas Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan	S-1	333-194342	10.4	3/26/2014
10.5	Office Lease Agreement by and between the registrant and CA-Emeryville Properties Limited Partnership, dated as of October 25, 2006.	S-1	333-194342	10.7	3/5/2014
10.6	First Amendment to Lease by and between the registrant and NOP Watergate LLC (as successor in interest to CA-Emeryville Properties Limited Partnership), dated as of April 29, 2009.	S-1	333-194342	10.8	3/5/2014
10.7	Second Amendment to Office lease Agreement by and between the registrant and Emeryville Office, L.L.C. (as successor to NOP Watergate, LLC), dated as of January 18, 2011.	S-1	333-194342	10.9	3/5/2014
10.8	Third Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of June 17, 2011.	S-1	333-194342	10.10	3/5/2014
10.9	Fourth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of January 31, 2013.	S-1	333-194342	10.11	3/5/2014
10.10	Fifth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of May 23, 2014.	10-Q	001-36399	10.3	8/7/2014
10.11	License Agreement by and between the registrant and Forest Laboratories Holdings Limited, dated as of November 13, 2012.	S-1/A	333-194342	10.6	4/7/2014
10.12	Adamas Pharmaceuticals, Inc. Executive Severance Plan	S-1	333-194342	10.19	3/5/2014
10.13	Offer Letter by and between Adamas Pharmaceuticals, Inc. and Gregory Went, dated as of March 8, 2006.	S-1	333-194342	10.12	3/5/2014
10.14	Offer Letter by and between the registrant and Anthony Rimac, dated as of June 8, 2011.	S-1	333-194342	10.13	3/5/2014
10.15	Offer Letter by and between the registrant and Natalie McClure, dated as of December 17, 2009, as amended by the letter dated February 18, 2011.	S-1	333-194342	10.14	3/5/2014
10.16	Offer letter by and between the registrant and Michael Coffee, dated November 27, 2013.	S-1	333-194342	10.15	3/5/2014

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.17	Offer Letter by and between the registrant and Jeffrey Knapp, dated February 24, 2014.	S-1	333-194342	10.16	3/5/2014
10.18	Offer Letter by and between Adamas Pharmaceuticals, Inc. and William J. Dawson, dated as of August 12, 2014.	8-K	001-36399	10.8	8/13/2014
10.19	Separation Agreement by and between Adamas Pharmaceuticals, Inc. and Anthony Rimac, dated as of August 12, 2014.	8-K	001-36399	10.9	8/13/2014
10.20	Form of Indemnity Agreement between he registrant and its directors and officers.	S-1	333-194342	10.17	3/5/2014
10.21	Adamas Pharmaceuticals, Inc. Transaction Bonus Plan	S-1	333-194342	10.18	3/5/2014
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)
This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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

Adamas Pharmaceuticals, Inc. (Registrant)
Date: March 3, 2015	/s/ GREGORY WENT, PH.D. Gregory Went, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: March 3, 2015	/s/ WILLIAM DAWSON William Dawson Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Went and William Dawson, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY WENT Gregory Went, Ph.D.	Chief Executive Officer and Chairman (Principal Executive Officer)	March 3, 2015
/s/ WILLIAM DAWSON William Dawson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2015
/s/ RICHARD BOOTH Richard Booth	Director	March 3, 2015

Signature	Title	Date

/s/ MARTHA DEMSKI Martha Demski	Director	March 3, 2015
/s/ WILLIAM ERICSON William Ericson	Director	March 3, 2015
/s/ SARA GROOTWASSINK LEWIS Sara Grootwassink Lewis	Director	March 3, 2015
/s/ IVAN LIEBERBURG Ivan Lieberburg, M.D., Ph.D.	Director	March 3, 2015
/s/ DAVID MAHONEY David Mahoney	Director	March 3, 2015
/s/ JOHN MACPHEE John MacPhee	Director	March 3, 2015

*
Pursuant to Power of Attorney

By:	/s/ WILLIAM DAWSON William Dawson

ADAMAS PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Adamas Pharmaceuticals, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of convertible preferred stock and stockholders' equity and cash flows present fairly, in all material respects, the financial position of Adamas Pharmaceuticals, Inc. and its subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 3, 2015

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$61,446	$85,612
Short-term investments	60,912	—
Accounts receivable	524	129
Prepaid expenses and other current assets	645	267

Total current assets	123,527	86,008
Property and equipment, net	1,228	199
Long-term investments	36,364	—
Other assets	70	9

Total assets	$161,189	$86,216

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities
Accounts payable	$3,685	$2,097
Accrued liabilities	8,595	2,119
Other current liabilities	265	2

Total current liabilities	12,545	4,218
Warrant liability	—	6,232
Non-current liabilities	1,570	12

Total liabilities	14,115	10,462

Commitments and Contingencies (Note 8)
Convertible preferred stock, $0.001 par value—5,000,000 shares and 6,700,000 authorized at December 31, 2014 and December 31, 2013, and zero and 4,719,174 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; zero and $77,433 liquidation preference at December 31, 2014 and December 31,2013, respectively	—	19,149

Stockholders' equity
Common stock, $0.001 par value—100,000,000 shares authorized, 17,551,375 and 9,515,528 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	22	14
Additional paid-in capital	157,581	77,163
Accumulated other comprehensive income (loss)	(180)	—
Accumulated deficit	(10,349)	(20,572)

Total stockholders' equity	147,074	56,605

Total liabilities, convertible preferred stock and stockholders' equity	$161,189	$86,216

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$55,846	$71,095	$37,471

Operating expenses
Research and development	21,860	7,410	9,192
General and administrative	15,472	6,667	8,330

Total operating expenses	37,332	14,077	17,522

Income from operations	18,514	57,018	19,949
Interest and other income (expense), net	(917)	(4,906)	(1,913)

Income before income taxes	17,597	52,112	18,036
Provision for income taxes	(7,374)	(1,191)	(300)

Net income	$10,223	$50,921	$17,736

Net income attributable to common stockholders:
Basic	$8,968	$33,068	$11,441

Diluted	$9,069	$35,353	$11,596

Net income per share attributable to common stockholders:
Basic	$0.60	$3.48	$1.21

Diluted	$0.53	$3.00	$1.17

Weighted average number of shares used in computing net income attributable to common stockholders:
Basic	14,837	9,506	9,488

Diluted	17,107	11,806	9,924

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$10,223	$50,921	$17,736
Unrealized loss on available-for-sale securities	(180)	—	—

Comprehensive income	$10,043	$50,921	$17,736

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	3,667,832	$15,336	9,424,862	$14	$75,583	$—	$(89,229)	$(13,632)

Issuance of common stock in exchange for services	—	—	65,000	—	64	—	—	64
Exercise of stock options	—	—	10,000	—	1	—	—	1
Issuance of Series AA convertible preferred stock	1,051,342	3,813	—	—	—	—	—	—
Vesting of common stock	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	797	—	—	797
Net income	—	—	—	—	—	—	17,736	17,736

Balances at December 31, 2012	4,719,174	19,149	9,499,862	14	76,447	—	(71,493)	4,968

Exercise of stock options	—	—	15,666	—	16	—	—	16
Vesting of common stock	—	—	—	—	8	—	—	8
Modification of common stock purchase warrants	—	—	—	—	52	—	—	52
Stock-based compensation	—	—	—	—	640	—	—	640
Net income	—	—	—	—	—	—	50,921	50,921

Balances at December 31, 2013	4,719,174	19,149	9,515,528	14	77,163	—	(20,572)	56,605

Exercise of stock options	—	—	738,539	1	480	—	—	481
Excess tax benefit of stock option exercises	—	—	—	—	1,599	—	—	1,599
Exercise of common stock warrants	—	—	199,837	—	453	—	—	453
Issuance of Series AA preferred stock from the exercise of preferred stock warrants	622,660	8,747	—	—	—	—	—	—
Conversion of preferred stock to common stock in April 2014 in connection with the IPO	(5,341,834)	(27,896)	4,003,225	4	27,892	—	—	27,896
Issuance of common stock in initial public offering ("IPO"), net of discounts, commissions and issuance costs	—	—	3,081,371	3	42,629	—	—	42,632
Net unrealized loss on available-for-sale securities	—	—			—	(180)	—	(180)
Stock issued under employee stock purchase plan	—	—	12,875	—	162	—	—	162
Stock-based compensation	—	—	—	—	7,203	—	—	7,203
Net income	—	—	—	—	—	—	10,223	10,223

Balances at December 31, 2014	—	$—	17,551,375	$22	$157,581	$(180)	$(10,349)	$147,074

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACUETICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$10,223	$50,921	$17,736
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	155	66	41
Stock-based compensation	7,203	640	797
Excess tax benefit on the exercise of stock options	(1,599)	—	—
Change in preferred stock warrant value	983	4,526	1,330
Investment discount (premium) net of amortization and (accretion)	(1,361)	—	—
Provision for employee notes receivable	—	1	158
Noncash interest expense	—	—	377
Issuance of common stock and vesting of restricted common stock for services rendered	—	52	67
Loss on fixed asset disposal	111	—	—
Changes in assets and liabilities
Prepaid expenses and other assets	(381)	79	(39)
Accounts receivable	(395)	761	(516)
Accounts payable	1,521	(1,157)	1,799
Accrued liabilities and other liabilities	9,734	523	600
Deferred revenue	—	(29,611)	29,611

Net cash provided by operating activities	26,194	26,801	51,961

Cash flows from investing activities
Purchases of property and equipment	(1,285)	(167)	(24)
Purchases of marketable securities	(96,095)	—	—

Net cash used in investing activities	(97,380)	(167)	(24)

Cash flows from financing activities
Proceeds from public offering of common stock, net of discounts, commissions and issuance costs	42,632	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	3,948
Proceeds from issuance of common stock upon exercise of stock options	1,011	21	7
Proceeds from issuance of common and preferred stock upon exercise of warrants	1,986	—	3,948
Proceeds from employee stock purchase plan	162	—	—
Excess tax benefit on the exercise of stock options	1,599	—	—
Repurchase of common stock	(370)	—	—
Principal payments on convertible promissory notes	—	(4,000)	—

Net cash provided by (used in) financing activities	47,020	(3,979)	7,903

Net increase (decrease) in cash and cash equivalents	(24,166)	22,655	59,840
Cash and cash equivalents at beginning of period	85,612	62,957	3,117

Cash and cash equivalents at end of period	$61,446	$85,612	$62,957

Supplemental disclosure
Cash paid for interest	$—	$279	$—
Cash paid for income taxes	$341	$1,501	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        Adamas Pharmaceuticals, Inc. (the "Company") is a specialty pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems ("CNS"). The Company achieves this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products. The Company's business strategy is twofold. The Company intends to develop and commercialize its wholly owned products directly. In addition, the Company may form partnerships with companies that have an already established CNS market presence. The Company is developing its lead wholly owned product candidate, ADS-5102, for a complication associated with the treatment of Parkinson's disease known as levodopa induced dyskinesia, or LID, and potentially as a treatment for one or more additional CNS indications. The Company successfully completed a Phase 2/3 clinical study in LID in 2013 and has initiated two Phase 3 registration trials and a separate open-label safety study in 2014 in support of the LID indication. Its late-stage therapeutics portfolio includes an approved product, Namenda XR®, which Forest Laboratories, Inc. ("Forest"), a subsidiary of Actavis plc, developed and is marketing in the United States under a license from the Company and also includes a recently approved product, NamzaricTM (formerly MDX-8704), co-developed with Forest, which is expected to launch in the first half of 2015.

        The Company was incorporated in the State of Delaware on November 15, 2000. The Company's headquarters and operations are located in Emeryville, California. The Company has four insignificant subsidiaries.

  Initial Public Offering

        In April 2014, the Company issued and sold 3,000,000 shares of its common stock in its initial public offering ("IPO") at a public offering price of $16.00 per share, for net proceeds of approximately $41.4 million after deducting underwriting discounts and commissions of approximately $3.4 million and expenses of approximately $3.2 million. In May 2014, the Company issued and sold 81,371 shares of its common stock pursuant to the underwriters' partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions of approximately $91,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 4,003,225 shares of common stock. In addition, all of the Company's convertible preferred stock warrants outstanding at the close of the IPO were converted into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        To date, nearly all of the Company's resources have been dedicated to the research and development of its products, and the Company has not generated any commercial revenue from the sale of its products. The Company does not anticipate the generation of any commercial product revenue until it receives the necessary regulatory approvals to launch one of its products.

        Based upon the current status of, and plans for, its product development, the Company believes that the existing cash and cash equivalents will be adequate to satisfy the Company's capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company's products or partner collaborations generate sufficient revenue to cover expenses. While the Company had net income during 2014, 2013, and 2012, it has not generated any commercial revenue from sales of its products and under its license with Forest, received the final milestone payment in 2014, and is not currently entitled to receive any royalties for sales of Namenda XR and Namzaric. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

  Forward Stock Split

        In March 2014, the Board of Directors of the Company and stockholders approved a forward stock split of the Company's common and preferred stock. As a result, common and preferred stock, stock options and warrants to purchase common and preferred stock were adjusted in the ratio of 2:1, effective March 24, 2014. All common and preferred shares and per share amounts presented in these condensed consolidated financial statements for all periods have been retroactively adjusted to reflect the 2-for-1 forward stock split. No fractional shares were issued.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with original maturities, when purchased, of less than three months.

  Investments

        The Company classifies its investments as "available-for-sale." In general, these investments are free of trading restrictions. The Company carries these investments at fair value, based on quoted market prices or other readily available market information. Quoted market prices for US government and corporate bonds include both principal and accrued interest components. Unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity in our Consolidated Balance Sheets. Gains and losses are recognized when realized in our Consolidated Statements of Income. When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method. The Company considers all marketable debt securities with a maturity of less than one year to be short-term investments, with all others considered to be long-term investments.

        All of our available-for-sale securities are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments' fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell or hold the security, and whether or not we will be required to sell the security before the recovery of its amortized cost.

  Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

  Segments

        In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company operates in one segment: the development and commercialization of therapeutics targeting chronic disorders of the central nervous system.

  Revenue Recognition

        The Company recognizes revenue when all four of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. Revenue under license and collaboration arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management's judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.

        The Company generates revenue from collaboration and license agreements for the development and commercialization of products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. The Company's performance obligations under the collaborations may include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials and obligations to participate on certain development and/or commercialization committees with the collaborators.

        On January 1, 2011, the Company adopted an accounting standards update that amends the guidance on accounting for new arrangements, or those materially modified, with multiple deliverables. This guidance eliminates the requirement for objective and reliable evidence of fair value of the undelivered items in order to consider a deliverable a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. This guidance establishes the following estimation hierarchy that must be used in estimating selling price under the relative-selling-price method: (i) vendor-specific objective evidence of fair value of the deliverable, if it exists, (ii) third-party

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evidence of selling price, if vendor-specific objective evidence is not available or (iii) vendor's best estimate of selling price, if neither vendor-specific nor third-party evidence is available.

        On January 1, 2011, the Company adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can only be achieved based on the Company's performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company's performance to achieve the milestone after commencement of the agreement.

        Amounts related to research and development funding are recognized as the related services or activities are performed, in accordance with the contract terms. Payments may be made to or by the Company based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short and long-term investments. Cash, cash equivalents and investments are deposited with financial institutions or invested in security issuers that management believes are creditworthy. Deposits may, at times, exceed the amount of insurance provided on such deposits. To date, we have not experienced any losses on invested cash and cash equivalents.

  Risk and Uncertainties

        The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, uncertainty of results of clinical trials and reaching milestones, uncertainty of market acceptance of the Company's products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships, and dependence on key individuals.

        Products developed by the Company require approvals from the U.S. Food and Drug Administration ("FDA") or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval, it could have a materially adverse impact on the Company.

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

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

development programs which would materially and adversely affect its business, financial condition and operations.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease, which is five years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized.

  Leases

        At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating, capital or build-to-suit lease using the criteria in ASC 840, "Leases." Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred liability. Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applies them in the determination of straight-line expense over the lease term.

  Accounting for Long-Lived Assets

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of December 31, 2014.

  Clinical Trial Accruals

        The Company's clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations ("CROs") that conduct and manage clinical trials on the Company's behalf.

        The Company estimates clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage clinical trials on its behalf. In accruing service fees, the Company obtains the reported level of patient enrollment at each site and estimates the time period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Research and Development

        Research and development ("R&D") expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations ("CRO"), licensing fees, acquired intellectual property with no alternative future use, and facility and administrative expense allocations. In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase 1, Phase 2, and Phase 3 clinical trials. These costs are a significant component of our research and development expenses.

        We accrue costs for clinical trial activities performed by contract research organizations and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates are reviewed for reasonableness by our internal clinical personnel, and we aim to match the accrual to actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities using available information; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. We charge all such costs to R&D expenses. Non-refundable advance payments are capitalized and expensed as the related goods are delivered or services are performed.

  Convertible Preferred Stock

        The Company classifies the convertible preferred stock as temporary equity on the balance sheets due to certain change of control events that are outside the Company's control, including liquidation, sale, or transfer of the Company, as holders of the convertible preferred stock could have caused redemption of the shares. Shares of convertible preferred stock were converted to common stock upon close of the IPO in April 2014.

  Convertible Preferred Stock Warrants

        The Company accounts for its convertible preferred stock warrants as a liability based upon the characteristics and provisions of each instrument. Convertible preferred stock warrants classified as a liability are recorded on the Company's balance sheet at their fair value on the date of issuance and were revalued on each subsequent balance sheet, with fair value changes recognized as increases or reductions in the statements of operations. The Company adjusted the liability for changes in fair value of these warrants until the earlier of: (i) exercise of warrants, (ii) expiration of warrants, (iii) a change of control of the Company, or (iv) the closing of the Company's IPO. At those times, the convertible preferred stock warrant liability was adjusted to fair value in the condensed consolidated statements of operations and comprehensive income and, upon the closing of the Company's IPO in April 2014, the final fair value was reclassified to additional paid-in capital.

  Fair Value of Financial Instruments

        The carrying value of the Company's cash and cash equivalents, short-term investments, accounts receivable, long-term investments and other current assets, other assets, accounts payable, accrued liabilities approximate fair value due to the short-term nature or determinable value of these items.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of convertible preferred stock warrants is determined using readily available market information.

        See also Note 4 for further details of our fair value instruments.

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

        The Company follows the provisions of ASC 740, Income Taxes, under which we assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

  Basic and Diluted Net Income Per Share Attributable to Common Stockholders

        Basic net income per share attributable to common stockholders is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under our stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and convertible preferred stock warrants are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

        Prior to April 10, 2014, the Company calculated its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, the Company determined whether it had net income attributable to common stockholders, which includes the results of operations less current period convertible preferred stock non-cumulative dividends. If it was determined that the Company had net income attributable to common stockholders during a period, the related undistributed earnings were then allocated between common stock and the convertible preferred stock based on the weighted average number of shares outstanding during the period to determine the numerator for the basic net income per share attributable to common stockholders. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities to determine the numerator for the diluted net income per share attributable to common stockholders.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Stock-Based Compensation

        The Company accounts for stock-based compensation of stock options granted to employees and directors and for employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. All stock options awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The measurement of nonemployee stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

        In order to estimate the value of share-based awards, the Company uses the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant subjective assumptions are management's estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from any of these estimates, stock-based compensation expense and the Company's results of operations could be materially impacted.

  Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance when it becomes effective January 1, 2017. Early adoption is not permitted. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this amended guidance prospectively as of January 1, 2014. The adoption of this amended guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

  Prepaid expenses and other current assets (in thousands)

	December 31,
	2014	2013
Prepaid expenses	$414	$237
Prepaid clinical trial	227	10
Other current assets	4	20

	$645	$267

  Property and equipment, net (in thousands)

	December 31,
	2014	2013
Computer equipment and software	$385	$330
Office equipment	60	60
Furniture and fixtures	260	121
Leasehold improvements	763	25

	1,468	536
Less: Accumulated depreciation and amortization	(240)	(337)

	$1,228	$199

        Depreciation expense was $155,000, $66,000 and $41,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

  Accrued liabilities (in thousands)

	December 31,
	2014	2013
Accrued vacation	$465	$317
Accrued salaries and related benefit expenses	1,422	1,349
Clinical trial accruals	1,351	104
Accrued professional fees	380	—
Accrued consulting expenses	36	180
Income and other taxes	4,773	101
Other	168	68

	$8,595	$2,119

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS

        In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

  •
  Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

  •
  Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For available-for-sale securities, the Company reviews trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

  •
  Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

        The following table represents the fair value hierarchy for the Company's financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$59,303	$59,303	$—	$—
Corporate debt	85,311	—	85,311	—
U.S. Treasury notes	11,965	—	11,965	—

Total	$156,579	$59,303	$97,276	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$83,700	$83,700	$—	$—

Liabilities
Preferred stock warrant liability	$6,232	$—	$—	$6,232

        Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        Corporate debt and U.S. Treasury notes are measured at fair value using level 2 inputs. We review trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

        Upon issuance of the convertible preferred stock warrants, the Company estimated the fair value of the liability and subsequent remeasurement using the option pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying stock. The estimates were based, in part, on subjective assumptions and could differ materially in future periods. This results in the classification of the preferred stock warrant liability as Level 3 of the fair value hierarchy.

        The following table includes a roll forward of the financial instruments classified within Level 3 of the fair value hierarchy (in thousands):

Fair Value Using Level 3 Inputs	Amounts
Balance at December 31, 2012	$1,706
Change in fair value recorded in Other (income)/expense, net	4,526

Balance at December 31, 2013	6,232
Change in fair value recorded in Other (income)/expense, net	983
Exercise of warrants	(7,215)

Balance at December 31, 2014	$—

5. INVESTMENTS

        The Company's investments consist of corporate debt and U.S. Treasury notes classified as available-for-sale securities. The Company had no short or long-term investments at December 31, 2013.

        The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt and United States treasury notes. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders' equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and accretion of discounts received and amortization of premiums paid on the purchase of marketable securities are included in investment income.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale investments as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Corporate debt	$85,474	$—	$(163)	$85,311
U.S. Treasury notes	11,982	—	(17)	11,965

	$97,456	$—	$(180)	$97,276

Reported as:
Short-term investments	$61,014	$—	$(104)	$60,910
Long-term investments	36,442	—	(76)	36,366

Total	$97,456	$—	$(180)	$97,276

        Short-term and long-term investments includes accrued interest of $309,000 and $209,000, respectively, as of December 31, 2014. The Company has not incurred any realized gains or losses on investments for the year ended December 31, 2014. Investments are classified as short-term or long-term depending on the underlying investment's maturity date. Long-term investments have a maturity date range of greater than 12 months and less than 23 months as of December 31, 2014.

6. COLLABORATION AND LICENSE AGREEMENTS

        In November 2012, the Company entered into a license agreement with a wholly owned subsidiary of Forest, which granted Forest an exclusive license with right to sublicense certain of the Company's intellectual property rights in the United States in connection with the development and commercialization of Namzaric and marketing of Forest's approved product Namenda XR for the treatment of moderate to severe dementia related to Alzheimer's disease. Pursuant to the agreement, Forest made an upfront payment of $65.0 million. The Company was eligible to receive additional cash payments totaling up to $95.0 million upon achievement by Forest of certain development and regulatory milestones in addition to tiered royalty payments based on future net sales of the product upon commercialization.

        The Company identified the following two non-contingent performance deliverables under the license agreement: (i) transfer of intellectual property rights, inclusive of the related technology know-how conveyance ("license and know-how" or "license") and (ii) the obligation to participate on the Joint Development Committee ("JDC"). The Company concluded that the license and the know-how together represent a single deliverable, and therefore the two together have been accounted for as a single unit of accounting. There was no separate consideration identified in the agreement for the deliverables and there was no right of return under the agreement. The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone value. The transfer of license and know-how has standalone value separate from the obligation to participate on the JDC, as the agreement allows Forest to sublicense its rights to the acquired license to a third party. Further, the Company believes that Forest has research and development expertise with compounds similar to those licensed under the agreement and has the

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COLLABORATION AND LICENSE AGREEMENTS (Continued)

ability to engage other third parties to develop these compounds, allowing Forest to realize the value of the license and know-how without receiving the JDC participation.

        The Company developed its best estimates of selling prices ("BESP") for each deliverable in order to allocate the non-contingent arrangement consideration to the two units of accounting. Based on BESP analysis, value assigned to the obligation to participate on the JDC was a negligible amount. Accordingly, the entire upfront license fee of $65.0 million was allocated to the transfer of license and technical know-how. Revenue recognition commenced upon delivery of the license and was recognized on a straight-line basis through the period of the transfer of the know-how. Forest was able to derive value from the license as the know-how was transferred. A straight-line pattern of revenue recognition is only acceptable when a more precise pattern cannot be discerned. The way in which the transfer of know-how occurred did not give rise to a more precise pattern of recognition, and the Company therefore recognized revenue on a straight-line basis over the period of the transfer of the know-how (from November 2012 to February 2013).

        In November and December 2013, the Company received a total of $40.0 million in milestone payments under its license agreement with Forest. The milestone payments were for the successful completion of studies that support the planned New Drug Application ("NDA") filing with the FDA for Namzaric by Forest. In May 2014, the Company received an additional $25.0 million milestone payment under the license agreement. This milestone payment was a result of the FDA's acceptance of the NDA for Namzaric. In December 2014, the Company received a final $30 million milestone payment in connection with the FDA approval of Namzaric. These amounts have been recorded as revenue when received in the consolidated statements of operations and comprehensive income during 2013 and 2014, respectively.

        Commencing in June 2018, the Company is entitled to receive low to mid-single digit royalties on net sales in the United States by Forest, its affiliates, or any of its sublicensees of controlled-release versions of memantine, such as Namenda XR, or any other product covered by the terms of the license agreement. Forest's obligation to pay royalties with respect to controlled-release versions of memantine covered by the agreement continue until the expiration of the Orange Book listed patents covering such products. In addition, commencing five years after the initial launch of a fixed-dose memantine-donepezil product in the United States, such as Namzaric, which Forest expects to launch in first half of 2015, the Company is entitled to receive royalties at rates ranging from the low double digits to the mid-teens on the net sales by Forest, its affiliates, and any sublicensees of such products in the United States. Forest's obligation to pay royalties with respect to fixed-dose memantine-donepezil products continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Forest in the United States or (ii) the expiration of the Orange Book listed patents for which Forest obtained rights from us covering such product.

7. WARRANTS TO PURCHASE COMMON OR PREFERRED STOCK

        In conjunction with various financings between 2002 and 2012, the Company issued warrants to purchase 758,994 shares of convertible preferred stock and 127,780 shares of common stock. The relative fair value of these warrants was determined using the Black-Sholes model and was amortized to interest expense over the term of each loan, unless subsequently modified. As of December 31, 2014 and December 31, 2013, warrants to purchase 7,116 and 213,278 shares of common stock were

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. WARRANTS TO PURCHASE COMMON OR PREFERRED STOCK (Continued)

outstanding and warrants to purchase zero and 622,660 shares of convertible preferred stock were outstanding, respectively.

        Prior to the IPO in April 2014, the warrants were classified as a liability and remeasured to fair value each reporting period. The Company had estimated the fair value of these liabilities using the Black-Scholes model and assumptions that were based on the individual characteristics of the warrants on the valuation date, as well as the assumptions for expected volatility, expected life, dividends, and risk-free interest rate. Immediately prior to the completion of the Company's IPO in 2014, all of the warrants were either exercised for cash or automatically net exercised for a total issuance of 199,837 shares of common stock, pursuant to the terms of the warrants. Just prior to the exercises, all of the outstanding warrants, covering 220,004 shares, were remeasured using the intrinsic value of the warrant computed as the difference between the $16.00 per share IPO price and the $3.80 per share exercise price of the warrant. The remeasurement of the fair value of these warrants from December 31, 2013 through the date of the conversion to a common stock warrant and following the exercise resulted in a $1.0 million expense recorded to other income (expense), net in the Company's consolidated statements of operations and comprehensive income. The resulting fair value of approximately $27.9 million was reclassified as additional paid-in capital upon completion of the IPO.

        The following table summarizes the outstanding warrants as of:

	Number of Shares Outstanding
	December 31, 2014	December 31, 2013
Series AA convertible preferred stock warrants	—	622,660
Common stock warrants	7,116	213,278

8. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

        The Company leases approximately 12,500 square feet of office space in Emeryville, California. In May 2014, the Company amended its corporate lease agreement to increase the square footage leased from approximately 12,500 to approximately 18,500 square feet for an additional term of 65 months thru April 30, 2020. The Company plans to take occupancy of the additional space by the end of the second quarter of 2015.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2014, future minimum lease payments under a non-cancelable facility operating lease including related office equipment were as follows (in thousands):

December 31, 2014
2015	$428
2016	624
2017	624
2018	634
2019	654
Thereafter	223

Total	$3,187

        The Company's total rent expense was approximately $277,000, $214,000, and $122,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

  Contingencies

        In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company's exposure under these agreements is unknown, because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

  Indemnification

        In accordance with the Company's amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

  Litigation

        Several companies have submitted Abbreviated New Drug applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which the Company entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable and/or will not be infringed by the companies' manufacture, use, or sale of generic versions of Namenda XR. In January, February, and April 2014, the Company, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies. The parties are collectively seeking judgment

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants' ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States, any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) the Company, Forest, Forest Laboratories Holdings Ltd., and Merz be awarded monetary relief, in addition to any attorneys' fees, costs, and expenses relating to the actions. The trial is scheduled for February 2016. Because these lawsuits were filed within the requisite 45 day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents. The 30 month stays for these ANDAs will begin to expire in June 2016.

        In early November 2014, the Company, Forest, and Merz entered into a Settlement Agreement with Wockhardt Limited, one of the parties sued by the Company and Forest for infringement of the Company's patents. Pursuant to this agreement, Wockhardt received a non-exclusive license to make and sell its generic versions of Namenda XR starting March 23, 2026, which is two months prior to the expiration of the last to expire of the Company's relevant patents. In January 2015, the Company and Forest entered into settlements with additional parties on comparable terms to the Wockhardt settlement.

        From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, the Company is not presently a party to any material legal proceedings.

9. CONVERTIBLE PREFERRED STOCK

        The Company's amended and restated certificate of incorporation filed on April 15, 2014, authorizes 5,000,000 shares of convertible preferred stock, of which there were no shares outstanding as of December 31, 2014.

        At December 31, 2013, the convertible preferred stock consisted of the following (in thousands except share and per share data):

	Shares
			Per Share Liquidation Preference	Carrying Value
Series	Authorized	Outstanding
Series AA	5,000,000	3,431,620	$3.81	$6,521
Series AA-1	1,700,000	1,287,554	50.00	12,628

	6,700,000	4,719,174		$19,149

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY

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

        The Company has classified all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested. At December 31, 2014 and December 31, 2013, 13,000 and zero shares of common stock, respectively, from early exercised options were unvested.

  Shares reserved for Future Issuance

        Shares of Company's common stock reserved for future issuance are as follows:

	December 31, 2014	December 31, 2013
Conversion of convertible preferred stock	—	3,432,908
Common stock options outstanding	4,981,522	3,567,858
Common stock options available for grant	1,584,378	1,771,212
Employee stock purchase plan	249,887	—
Warrants to purchase common stock	7,116	213,290
Warrants to purchase convertible preferred stock	—	622,660

Total	6,822,903	9,607,928

11. STOCK-BASED COMPENSATION

        The following table reflects stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development	$2,488	$304	$269
General and administrative	4,715	336	528

Total expense	$7,203	$640	$797

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

  Stock Compensation Plans

        In October 2002, the Company established its 2002 Employee, Director and Consultant Stock Plan and in December 2007, the Company established its 2007 Stock Plan. No further grants were then made under the 2002 Plan.

        In February 2014, the Company's board of directors adopted, and in March 2014 the Company's stockholders approved, the 2014 Equity Incentive Plan (the "2014 Plan"), which became effective on the completion of the IPO. No further grants were then made under the 2007 Plan. Under the 2014 Plan, 1,993,394 shares of the Company's common stock were made available for issuance as of the effective time, which (i) included all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, and (ii) is subject to further increase for shares that were subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired. The number of shares of the Company's common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company's capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by our board of directors.

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

  Employee Stock Purchase Plan

        In February 2014, the Company's board of directors adopted and, in March 2014, the Company's stockholders approved, the 2014 Employee Stock Purchase Plan (the "ESPP"), which became effective on the completion of the Company's IPO. The ESPP authorized the issuance of 262,762 shares. Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee's eligible annual compensation or $25,000. Through the end of 2014, the Company issued a total of 12,875 shares under the ESPP. The number of shares available for future issuance under the plan were 249,887 at December 31, 2014. Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of shares as determined by the Board of Directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

  Valuation Assumptions

        The Company's method of valuation for share-based awards is based on the Black-Scholes model. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. A description of the assumptions follows:

  •
  The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as the Company had limited trading history for the Company's common stock due to the recent IPO. The Company will continue to analyze the historical price volatility and expected term assumptions as more historical data for the Company's common stock become available.

  •
  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

  •
  The expected term of the options granted is determined using the average period the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and historical exercise and vesting information used to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

  •
  The expected dividend yield assumption was based on the Company's historical and expectation of dividend payouts.

  •
  Forfeitures were estimated based on historical experience.

  •
  Determination of the fair value of the shares of common stock underlying the stock options historically has been the responsibility of the Company's board of directors. Subsequent to the IPO in April 2014, the fair value of common stock is determined based on the closing price of the NASDAQ Global Market exchange.

        As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2014, 2013 and 2012 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected price volatility	90% - 96%	89% - 100%	91% - 92%
Risk-free interest rate	1.84% - 2.20%	1.45% - 2.48%	1.15% - 1.41%
Expected term (in years)	6.75 - 7.00	7.25	7.00
Dividend yield	—	—	—

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

        The Company estimated the fair value of stock purchased under the ESPP on the date of purchase using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected price volatility	67% - 75%	—	—
Risk-free interest rate	0.02% - 0.05%	—	—
Expected term (in years)	0.5	—	—
Dividend yield	—	—	—

        Stock-based compensation expense related to employee stock plan purchases for the year ended December 31, 2014 was $69,200 and zero in 2013 and 2012.

        During the years ended December 31, 2014, 2013, and 2012, the Company granted stock options to employees to purchase 2,310,583, 522,000, and 440,000 shares of common stock respectively, with a weighted-average grant date fair value of $10.77, $8.73, and $1.09, respectively. As of December 31, 2014, there was total unrecognized compensation cost of approximately $20.6 million. This cost is expected to be recognized over a period of 3.8 years. The total fair value of employee stock options vested for the year ended December 31, 2014 and 2013 was $882,000 and $241,000, respectively.

        Stock-based compensation expense related to employee options for the years ended December 31, 2014, 2013, and 2012 was $4.0 million, $275,000, and $221,000, respectively.

        The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options
Stock Options	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (thousands)
Balances, December 31, 2012	3,155,182	$1.10
Options granted	616,000	3.08
Options exercised	(15,666)	1.37
Options forfeited	(187,658)	1.00

Balances, December 31, 2013	3,567,858	$1.45
Options granted	2,510,133	11.31
Options exercised	(738,539)	1.40
Options forfeited	(349,932)	6.01
Options expired	(7,998)	0.34

Balances, December 31, 2014	4,981,522	$6.10	$56,335

        The aggregate intrinsic value of options exercised, representing the difference between the closing price of the Company's common stock on the date of exercise and the exercise price was approximately $10.0 million, $29,000, and $8,100 for the years ended December 31, 2014, 2013, and 2012, respectively.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.00 - 0.99	1,451,400	6.74	$0.66	1,451,400	$0.66
$1.00 - 8.99	1,154,989	5.19	2.39	1,154,989	2.39
$9.00 - 14.99	1,934,500	9.21	9.83	1,766,000	9.38
$15.00 - 18.74	440,633	9.71	17.38	15,433	18.54

	4,981,522	7.60	$6.10	4,387,822	$4.69

        The weighted average remaining contractual life and aggregated intrinsic value of options exercisable as of December 31, 2014 are 7.31 years and $55.6 million, respectively. The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $17.37 of the Company's common stock on December 31, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company's common stock on December 31, 2014.

  Non-employee Stock-Based Compensation

        During the years ended December 31, 2014, 2013, and 2012, the Company granted options to purchase 199,550, 94,000, and 105,000 shares of common stock to consultants, respectively. These options are granted in exchange for consulting services to be rendered and vest over the term of the consulting agreement.

        The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Years Ended December 31,
	2014	2013	2012
Expected price volatility	72% - 98%	88% - 98%	89% - 92%
Risk-free interest rate	0.81% - 2.75%	1.02% - 2.72%	0.87% - 1.93%
Expected term (in years)	3.25 - 10.00	3.25 - 10.00	6.25 - 10.00
Dividend yield	—	—	—

        Compensation expense related to non-employee options for years ended December 31, 2014, 2013, and 2012 was approximately $3.2 million, $365,000, and $575,000, respectively.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        Income before provision for income tax is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$17,599	$52,095	$17,989
International	(2)	17	47

Total	$17,597	$52,112	$18,036

        The income tax provision is summarized as follows (in thousands):

	December 31,
	2014	2013	2012
Current:
Federal	$7,367	$1,190	$297
State	7	1	6
Foreign	—	(1)	(2)

	7,374	1,190	301

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	1	(1)

	—	1	(1)

Provision for income taxes	$7,374	$1,191	$300

        During 2014, the Company reduced its current Federal and state taxes payable by $1. 6 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital. The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax income from operations as a result of the following:

	December 31,
	2014	2013	2012
Statutory federal income tax rate	$6,159	$18,239	$6,313
AMT taxes	—	—	263
State income taxes, net of federal tax benefits	1	1	4
Warrants	344	1,584	466
Foreign rate differential	1	(6)	(20)
Tax credits	(168)	(119)	(263)
Change in statutory rates	—	(61)	(804)
Stock compensation	302	—	—
Other	(70)	(59)	176
Change in valuation allowance	805	(18,388)	(5,835)

Income tax provision	$7,374	$1,191	$300

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$4,736	$5,459
Research and development tax credits	1,107	1,187
Accruals and reserves	176	103
Stock compensation	2,584	660
Depreciation and amortization	1,646	1,804

Total deferred tax assets	10,249	9,213
Less: Valuation allowance	(10,249)	(9,213)

Net deferred tax assets	$—	$—

        The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $1.0 million for the year ended December 31, 2014 and decreased by $18.5 million and $5.8 million for the years ended December 31, 2013 and 2012, respectively.

        The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company's deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets.

        As of December 31, 2014 and December 31, 2013, the Company had federal net operating loss carryforwards of approximately $1.5 million and $3.5 million, respectively, available to reduce future taxable income. The Company also had state net operating loss carryforwards of approximately $73.3 million and $73.4 million as of December 31, 2014 and December 31, 2013, respectively. The federal net operating loss carryforward begins expiring in 2024, and the state net operating loss carryforward begins expiring in 2015, if not utilized.

        The Company also had federal research and development tax credit carryforwards of approximately $0.6 million. If not utilized, the carryforwards will begin expiring in 2023. The Company has state research and development credit carryforwards or approximately $2.5 million which do not expire.

        Under federal and similar state tax statutes, changes in our ownership may limit our ability to use our available net operating loss and tax credit carryforwards. The annual limitation, as a result of a change of control, may result in the expiration of net operating losses and credits before utilization.

        The Company has determined that an ownership change occurred on June 25, 2008 and our annual limitation is $2.0 million. The Company does not currently have any prior ownership changes that will have a material impact on its ability to utilize its existing federal net operating losses and credit.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The Company's ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in our stock ownership.

  Uncertain Tax Positions

        The total amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013, 2012 were $2.6 million, $2.3 million and $1.9 million, respectively. If recognized, $1.3 million of unrecognized tax benefits would affect the effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at the beginning of the year	$2,270	$1,880	$1,676
Additions based on prior period tax positions	348	184	—
Reductions based on prior period tax positions	(10)	—	—
Reductions based on current period tax positions	—	206	204

Balance at the end of the year	$2,608	$2,270	$1,880

        The Company's policy is to account for interest and penalties as income tax expense. During the year ended December 31, 2014, the Company accrued $11,000 of interest related to unrecognized tax benefits. The Company accrued no interest expense related to unrecognized tax benefits during 2013 and 2012.

        The Company files income tax returns in the U.S. federal jurisdiction, California, and India. The Company is subject to U.S. federal income tax examination for the calendar years ending 2001 through 2014 due to tax attributes that have been carried forward for tax purposes. Additionally, the Company is subject to state income tax examinations for the 2003 through 2014 calendar years due to tax attributes that are being carried forward for tax purposes. The Company is subject to audit by the Indian tax authorities from 2012 onward. The Company is not currently under audit in any major tax jurisdiction.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. NET INCOME PER SHARE

        A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except per share data):

	December 31,
	2014	2013	2012
Historical net income per share
Numerator:
Net income	$10,223	$50,921	$17,736
Noncumulative dividend on preferred stock	(432)	(1,436)	(1,268)
Undistributed earnings allocated to preferred stock holders	(823)	(16,417)	(5,027)

Basic net income attributable to common stockholders	8,968	33,068	11,441
Adjustment to net income for dilutive securities	101	2,285	155

Diluted net income attributable to common stockholders	$9,069	$35,353	$11,596

Denominator:
Basic common shares outstanding:
Basic common shares outstanding: weighted average common shares outstanding	14,849	9,508	9,490
Less: weighted average unvested common shares subject to repurchase	(12)	(2)	(2)

Weighted average number of common shares used in calculating net income per share—basic	14,837	9,506	9,488

Dilutive securities:
Common stock options	2,148	2,204	436
Warrants to purchase common stock	122	96	—

Weighted average number of common shares used in calculating net income per share—diluted	17,107	11,806	9,924

Net income per share to attributable to common stockholders
Basic	$0.60	$3.48	$1.21

Diluted	$0.53	$3.00	$1.17

        The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	December 31,
	2014	2013	2012
Convertible preferred stock	—	4,719	9,500
Options to purchase common stock	441	—	—
Warrants to purchase convertible preferred stock	—	623	623
Warrants to purchase common stock	—	—	213

Total	441	5,342	10,336

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2014. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company's annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	2014				2013
	Dec 31, 2014	Sep 30, 2014	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	June 30, 2013	Mar 31, 2013
Revenue	$30,301	$215	$25,154	$176	$40,110	$161	$241	$30,583
Operating expenses	13,265	9,765	8,435	5,867	4,986	2,958	2,935	3,198
Net income (loss)	9,731	(9,557)	16,429	(6,380)	30,944	(3,439)	(3,353)	26,769
Net income (loss) per share attributable to common stockholders:
Basic	0.56	(0.57)	1.05	(0.67)	2.58	(0.36)	(0.35)	1.86
Diluted	0.50	(0.57)	0.88	(0.67)	2.35	(0.36)	(0.35)	1.70

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014
3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.2	4/15/2014
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014
4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of September 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014
10.1	Adamas Pharmaceuticals, Inc. 2002 Employee, Director and Consultant Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.1	3/5/2014
10.2	Adamas Pharmaceuticals, Inc. 2007 Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.2	3/5/2014
10.3	Adamas Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Form of Stock Option Grant Notice and Option Agreement.	S-1	333-194342	10.3	4/7/2014
10.4	Adamas Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan	S-1	333-194342	10.4	3/26/2014
10.5	Office Lease Agreement by and between the registrant and CA-Emeryville Properties Limited Partnership, dated as of October 25, 2006.	S-1	333-194342	10.7	3/5/2014
10.6	First Amendment to Lease by and between the registrant and NOP Watergate LLC (as successor in interest to CA-Emeryville Properties Limited Partnership), dated as of April 29, 2009.	S-1	333-194342	10.8	3/5/2014
10.7	Second Amendment to Office lease Agreement by and between the registrant and Emeryville Office, L.L.C. (as successor to NOP Watergate, LLC), dated as of January 18, 2011.	S-1	333-194342	10.9	3/5/2014
10.8	Third Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of June 17, 2011.	S-1	333-194342	10.10	3/5/2014

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.9	Fourth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of January 31, 2013.	S-1	333-194342	10.11	3/5/2014
10.10	Fifth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of May 23, 2014.	10-Q	001-36399	10.3	8/7/2014
10.11	License Agreement by and between the registrant and Forest Laboratories Holdings Limited, dated as of November 13, 2012.	S-1/A	333-194342	10.6	4/7/2014
10.12	Adamas Pharmaceuticals, Inc. Executive Severance Plan	S-1	333-194342	10.19	3/5/2014
10.13	Offer Letter by and between Adamas Pharmaceuticals, Inc. and Gregory Went, dated as of March 8, 2006.	S-1	333-194342	10.12	3/5/2014
10.14	Offer Letter by and between the registrant and Anthony Rimac, dated as of June 8, 2011.	S-1	333-194342	10.13	3/5/2014
10.15	Offer Letter by and between the registrant and Natalie McClure, dated as of December 17, 2009, as amended by the letter dated February 18, 2011.	S-1	333-194342	10.14	3/5/2014
10.16	Offer letter by and between the registrant and Michael Coffee, dated November 27, 2013.	S-1	333-194342	10.15	3/5/2014
10.17	Offer Letter by and between the registrant and Jeffrey Knapp, dated February 24, 2014.	S-1	333-194342	10.16	3/5/2014
10.18	Offer Letter by and between Adamas Pharmaceuticals, Inc. and William J. Dawson, dated as of August 12, 2014.	8-K	001-36399	10.8	8/13/2014
10.19	Separation Agreement by and between Adamas Pharmaceuticals, Inc. and Anthony Rimac, dated as of August 12, 2014.	8-K	001-36399	10.9	8/13/2014
10.20	Form of Indemnity Agreement between he registrant and its directors and officers.	S-1	333-194342	10.17	3/5/2014
10.21	Adamas Pharmaceuticals, Inc. Transaction Bonus Plan	S-1	333-194342	10.18	3/5/2014
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(1)
This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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