Form 10-Q
period 2015-03-31
Adamas Pharmaceuticals Inc
filed 2015-05-13
CIK 1328143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 6, 2015 was 17,823,046.

ADAMAS PHARMACEUTICALS, INC.

In this report, unless otherwise stated or the context otherwise indicates, references to the “company,” “Adamas,” “we,” “us” and “our” refer to Adamas Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,228	$61,446
Marketable securities, current	85,263	60,912
Accounts receivable	485	524
Prepaid expenses and other current assets	540	645
Total current assets	115,516	123,527
Property and equipment, net	1,294	1,228
Marketable securities, non-current	30,495	36,364
Other assets	38	70
Total assets	$147,343	$161,189

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,806	$3,685
Accrued liabilities	4,161	8,595
Other current liabilities	138	265
Total current liabilities	8,105	12,545
Non-current liabilities	1,685	1,570
Total liabilities	9,790	14,115

Commitments and Contingencies (Note 7)

Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 17,727,226 and 17,551,375 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	160,135	157,581
Accumulated other comprehensive income (loss)	(53)	(180)
Accumulated deficit	(22,551)	(10,349)
Total stockholders’ equity	137,553	147,074
Total liabilities and stockholders’ equity	$147,343	$161,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2015	2014

Revenue	$226	$176

Operating expenses
Research and development	7,533	2,758
General and administrative	4,919	3,109
Total operating expenses	12,452	5,867
Loss from operations	(12,226)	(5,691)
Interest and other income (expense), net	78	(688)
Loss before income taxes	(12,148)	(6,379)
Income tax expense	(54)	(1)
Net loss	$(12,202)	$(6,380)

Net loss per share attributable to common stockholders:
Basic	$(0.69)	$(0.67)
Diluted	$(0.69)	$(0.67)

Weighted average number of shares used in computing net loss attributable to common stockholders:
Basic	17,643	9,525
Diluted	17,643	9,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(12,202)	$(6,380)
Unrealized gain on available-for-sale securities	127	—
Comprehensive loss	$(12,075)	$(6,380)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACUETICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(12,202)	$(6,380)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	70	22
Stock-based compensation	2,142	1,047
Change in preferred stock warrant value	—	664
Net accretion of discounts and amortization of premiums of marketable securities	194	—
Changes in assets and liabilities
Accrued interest of marketable securities	(114)	—
Prepaid expenses and other assets	138	(275)
Accounts receivable	39	(122)
Accounts payable	2	(2,052)
Accrued liabilities and other liabilities	(4,334)	311
Net cash used in operating activities	(14,065)	(6,785)
Cash flows from investing activities
Purchases of property and equipment	(18)	(77)
Purchases of investments	(18,435)	—
Net cash used in investing activities	(18,453)	(77)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	300	36
Proceeds from issuance of common and preferred stock upon exercise of warrants	—	1,013
Net cash provided by financing activities	300	1,049
Net decrease in cash and cash equivalents	(32,218)	(5,813)
Cash and cash equivalents at beginning of period	61,446	85,612
Cash and cash equivalents at end of period	$29,228	$79,799

Supplemental disclosure
Cash paid for income taxes	$4,691	$—
Accrued deferred offering costs	$—	$1,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              THE COMPANY

Adamas Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems (“CNS”).  The Company achieves this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  The Company’s business strategy is twofold.  The Company intends to develop and commercialize its wholly owned products directly.  In addition, the Company may form partnerships with companies that have an already established CNS market presence.  The Company is developing its lead wholly owned product candidate, ADS-5102, for a complication associated with the treatment of Parkinson’s disease known as levodopa induced dyskinesia, or LID, and potentially as a treatment for one or more additional CNS indications.  The Company successfully completed a Phase 2/3 clinical study in LID in 2013 and has initiated two Phase 3 registration trials and a separate open-label safety study in 2014 in support of the LID indication.  Its late-stage therapeutics portfolio includes an approved product, Namenda XR® which Forest Laboratories, Inc. (“Forest”), a subsidiary of Actavis plc, developed and is responsible for marketing in the United States under a license from the Company and also includes a recently approved product, NamzaricTM (formerly MDX-8704), co-developed with Forest, which is expected to launch in the second quarter of 2015.

The Company was incorporated in the State of Delaware on November 15, 2000.  The Company’s headquarters and operations are located in Emeryville, California.  The Company has four insignificant subsidiaries.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements include all adjustments (consisting only of normal recurring adjustments) that we believe are necessary for a fair presentation of the periods presented.  The condensed consolidated balance sheet at December 31, 2014 was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC.

Liquidity and Financial Condition

To date, nearly all of the Company’s resources have been dedicated to the research and development of its products, and the Company has not generated any commercial revenue from the sale of its products.  The Company does not anticipate the generation of any commercial product revenue until it receives the necessary regulatory approvals to launch one of its products.

Based upon the current status of, and plans for, its product development, the Company believes that the existing cash, cash equivalents and marketable securities of $145.0 million as of March 31, 2015 will be adequate to satisfy the Company’s capital needs through at least the next twelve months.  However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals.  These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or partner collaborations generate sufficient revenue to cover expenses.  While the Company had net income during 2014, it has not generated any commercial revenue from sales of its products.  Under its license agreement with Forest, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for sales of Namenda XR and Namzaric until mid-2018 for sales of Namenda XR and five years after the launch of Namzaric.  To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes.  On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation.  Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from those estimates.

Forward Stock Split

In March 2014, the Board of Directors of the Company and stockholders approved a forward stock split of the Company’s common and preferred stock.  As a result, common and preferred stock, stock options and warrants to purchase common and preferred stock were adjusted in the ratio of 2:1, effective March 24, 2014.  All common and per share amounts presented in these condensed consolidated financial statements for all periods have been retroactively adjusted to reflect the 2-for-1 forward stock split.  No fractional shares were issued.

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

Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf.

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

Research and Development

Research and development (“R&D”) expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees, acquired intellectual property with no alternative future use, and facility and administrative expense allocations.  In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option.  Research costs typically consist of applied research and preclinical and toxicology work.  Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at our contract manufacturers.  Clinical development costs include the costs of Phase 1, Phase 2, and Phase 3 clinical trials.  These costs are a significant component of our research and development expenses.

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

In order to estimate the value of share-based awards, the Company uses the Black-Scholes model, which requires the use of certain subjective assumptions.  The most significant subjective assumptions are management’s estimates of the expected volatility and the expected term of the award.  In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from any of these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract.  It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation.  This standard will replace most existing revenue recognition guidance when it becomes effective January 1, 2017.  Early adoption is not permitted.  We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

3.  FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3

Assets
Money market	$27,054	$27,054	$—	$—
Corporate debt	96,953	—	96,953	—
U.S. Treasury notes	14,811	—	14,811	—
Commercial paper	3,993	—	3,993	—
Total	$142,811	$27,054	$115,757	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3

Assets
Money market	$59,303	$59,303	$—	$—
Corporate debt	85,311	—	85,311	—
U.S. Treasury notes	11,965	—	11,965	—
Total	$156,579	$59,303	$97,276	$—

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015.

4.  INVESTMENTS

The Company’s investments consist of corporate debt and U.S. Treasury notes classified as available-for-sale securities.

The Company limits the amount of investment exposure as to institution, maturity, and investment type.  To mitigate credit risk, the Company invests in investment grade corporate debt and United States treasury notes.  Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  The Company may pay a premium or receive a discount upon the purchase of marketable securities.  Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale investments (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investments:
Corporate debt	$97,024	$12	$(83)	$96,953
U.S. Treasury notes	14,793	18	—	14,811
Commercial paper	3,993	—	—	3,993
	$115,810	$30	$(83)	$115,757
Reported as:
Short-term investments	$85,308	$12	$(59)	$85,261
Long-term investments	30,502	18	(24)	30,496
Total	$115,810	$30	$(83)	$115,757

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investments:
Corporate debt	$85,474	$—	$(163)	$85,311
U.S. Treasury notes	11,982	—	(17)	11,965
	$97,456	$—	$(180)	$97,276
Reported as:
Short-term investments	$61,014	$—	$(104)	$60,910
Long-term investments	36,442	—	(76)	36,366
Total	$97,456	$—	$(180)	$97,276

Short-term and long-term investments includes accrued interest of $392,000 and $241,000, respectively, as of March 31, 2015.   Short-term and long-term investments includes accrued interest of $309,000 and $209,000, respectively, as of December 31, 2014.  The Company has not incurred any realized gains or losses on investments for the three months ended March 31, 2015 and 2014.  Investments are classified as short-term or long-term depending on the underlying investment’s maturity date.  Long-term investments have a maturity date range of greater than 12 months and a maximum of 22 months as of March 31, 2015.

5.    COLLABORATION AND LICENSE AGREEMENTS

In November 2012, the Company granted Forest an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States.  In connection with these rights, Forest markets Namenda XR and is expected to launch Namzaric in the second quarter of 2015 for the treatment of moderate to severe dementia related to Alzheimer’s disease.  Pursuant to the agreement, Forest made an upfront payment of $65.0 million.  The Company earned and received additional cash payments totaling $95.0 million upon achievement by Forest of certain development and regulatory milestones.  In addition, the Company may earn tiered royalty payments based on future net sales of Namenda XR and Namzaric.

The Company identified the following two non-contingent performance deliverables under the license agreement: (i) transfer of intellectual property rights, inclusive of the related technology know-how conveyance (“license and know-how” or “license”) and (ii) the obligation to participate on the Joint Development Committee (“JDC”).  The Company concluded that the license and the know-how together represent a single deliverable, and therefore the two together have been accounted for as a single unit of accounting.  There was no separate consideration identified in the agreement for the deliverables and there was no right of return under the agreement.  The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone value.  The transfer of license and know-how has standalone value separate from the obligation to participate on the JDC, as the agreement allows Forest to sublicense its rights to the acquired license to a third party.  Further, the Company believes that Forest has research and development expertise with compounds similar to those licensed under the agreement and has the ability to engage other third parties to develop these compounds, allowing Forest to realize the value of the license and know-how without receiving the JDC participation.

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

In November and December 2013, the Company received a total of $40.0 million in milestone payments under its license agreement with Forest.  The milestone payments were for the successful completion of studies that support the planned New Drug Application (“NDA”) filing with the FDA for Namzaric by Forest.  In May 2014, the Company received an additional $25.0 million milestone payment under the license agreement.  This milestone payment was a result of the FDA’s acceptance of the NDA for Namzaric.  In December 2014, the Company received a final $30.0 million milestone payment in connection with the FDA approval of Namzaric.  These amounts have been recorded as revenue when received in the consolidated statements of operations and comprehensive income during 2013 and 2014, respectively.

Commencing in June 2018, the Company is entitled to receive low to mid-single digit royalties on net sales in the United States by Forest, its affiliates, or any of its sublicensees of controlled-release versions of memantine, such as Namenda XR, or any other product covered by the terms of the license agreement.  Forest’s obligation to pay royalties with respect to controlled-release versions of memantine covered by the agreement continue until the expiration of the Orange Book listed patents covering such products.  In addition, commencing five years after the initial launch of a fixed-dose memantine-donepezil product in the United States, such as Namzaric, which Forest expects to launch in the second quarter of 2015, the Company is entitled to receive royalties at rates ranging from the low double digits to the mid-teens on the net sales by Forest, its affiliates, and any sublicensees of such products in the United States.  Forest’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Forest in the United States or (ii) the expiration of the Orange Book listed patents for which Forest obtained rights from us covering such product.  However, Forest’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics.

6.     WARRANTS TO PURCHASE COMMON STOCK

In conjunction with various financings between 2002 and 2012, the Company issued warrants to purchase 751,878 shares of convertible preferred stock and 127,780 shares of common stock.  The relative fair value of these warrants was determined using the Black-Sholes model and was amortized to interest expense over the term of each loan, unless subsequently modified.  As of both March 31, 2015 and December 31, 2014, warrants to purchase 7,116 shares of common stock were outstanding and zero warrants to purchase convertible preferred stock were outstanding, respectively.

Prior to the IPO in April 2014, the warrants were classified as a liability and remeasured to fair value each reporting period.  The Company had estimated the fair value of these liabilities using the Black-Scholes model and assumptions that were based on the individual characteristics of the warrants on the valuation date, as well as the assumptions for expected volatility, expected life, dividends, and risk-free interest rate.  Immediately prior to the completion of the Company’s IPO in 2014, all of the warrants were either exercised for cash or automatically net exercised for a total issuance of 199,837 shares of common stock, pursuant to the terms of the warrants.  Just prior to the exercises, all of the outstanding warrants, covering 220,004 shares, were remeasured using the intrinsic value of the warrant computed as the difference between the $16.00 per share IPO price and the $3.80 per share exercise price of the warrant.  The remeasurement of the fair value of these warrants from December 31, 2013 through the date of the conversion to a common stock warrant and following the exercise resulted in a $1.0 million expense recorded to other income (expense), net in the Company’s consolidated statements of operations and comprehensive income.  The resulting fair value of approximately $27.9 million was reclassified as additional paid-in capital upon completion of the IPO.

The following table summarizes the outstanding warrants as of:

	Number of Shares Outstanding
	March 31,	December 31,
	2015	2014

Common stock warrants	7,116	7,116

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases approximately 12,500 square feet of office space in Emeryville, California.  In May 2014, the Company amended its corporate lease agreement to increase the square footage leased from approximately 12,500 to approximately 18,500 square feet for an additional term of 65 months through April 30, 2020.  The Company plans to take occupancy of the additional space by the end of the second quarter of 2015.

As of March 31, 2015, future minimum lease payments under a non-cancelable facility operating lease including related office equipment were as follows (in thousands):

March 31, 2015
2015	$422
2016	624
2017	624
2018	634
2019	654
Thereafter	223
Total	$3,181

The Company’s total rent expense for the three months ended March 31, 2015 and 2014 was approximately $142,000 and $58,000, respectively.

Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications.  The Company’s exposure under these agreements is unknown, because it involves claims that may be made against the Company in the future, but have not yet been made.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

Litigation

Several companies have submitted Abbreviated New Drug applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR.  In January, February, and April 2014, the Company, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.  The parties are collectively seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States, any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) the Company, Forest, Forest Laboratories Holdings Ltd., and Merz be awarded monetary relief, in addition to any attorneys’ fees, costs, and expenses relating to the actions.  The trial is scheduled for February 2016.  Because these lawsuits were filed within the requisite 45 day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30 month stays for these ANDAs will begin to expire in June 2016.

From November 2014 through May 2015, we and Forest have entered into a series of settlement agreements on undisclosed terms.

From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business.  Other than the matters described above, the Company is not presently a party to any material legal proceedings.

8.  STOCKHOLDERS’ EQUITY

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

The Company has classified all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested.  At March 31, 2015 and December 31, 2014, 3,000 and 13,000 shares of common stock, respectively, from early exercised options were unvested.

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2015	2014

Common stock options outstanding	5,189,903	4,981,522
Common stock options available for grant	1,901,909	1,584,378
Employee stock purchase plan	425,327	249,887
Warrants to purchase common stock	7,116	7,116
Total	7,524,255	6,822,903

9.              STOCK-BASED COMPENSATION

Stock Compensation Plans

In October 2002, the Company established its 2002 Employee, Director and Consultant Stock Plan and in December 2007, the Company established its 2007 Stock Plan.  No further grants were then made under the 2002 Plan.

In February 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO.  No further grants were then made under the 2007 Plan.  Under the 2014 Plan, 1,993,394 shares of the Company’s common stock were made available for issuance, which included all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, and is subject to further increase for shares that were subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired.  The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by our board of directors.  For 2015, the common stock available for issuance under the 2014 Plan increased by 701,763 shares of common stock.  As of March 31, 2015, the number of shares available for issuance under the 2014 Plan was 1,901,909.

Options granted under the 2014 Stock Plan may have terms of up to ten years.  All options issued to date have had a ten year life.  The exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the board of directors.  The exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the board of directors.  The exercise price of a NSO shall not be less than the par value per share of common stock.  The options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

In February 2014, the Company’s board of directors adopted and, in March 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO.  The ESPP authorized the issuance of 262,762 shares.  Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000.  Through March 31, 2015, the Company issued a total of 12,875 shares under the ESPP.  The number of shares available for future issuance under the plan were 425,327 at March 31, 2015.  Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of shares as determined by the Board of Directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above.  For 2015, the common stock available for issuance under the ESPP increased by 175,440 shares of common stock.

The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options		Weighted- Average
Stock Options	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balances, December 31, 2014	4,981,522	$6.10
Options granted	474,900	17.31
Options exercised	(175,851)	1.70
Options forfeited	(90,668)	2.66
Balances, March 31, 2015	5,189,903	$7.34	7.71	$52,867
Vested and expected to vest, March 31, 2015	4,931,769	$7.16	7.65	$51,082
Exercisable, March 31, 2015	4,177,896	$5.04	7.23	$52,053

The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the otions of the fair value of Adamas’s common stock of $17.49.

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014

Research and development:
Employees	$510	$137
Nonemployee consultants	232	288
General and administrative:
Employees	1,272	416
Nonemployee consultants	128	206
Total expense	$2,142	$1,047

As of March 31, 2015, there was total unrecognized compensation cost of approximately $25.6 million.  This cost is expected to be recognized over a period of 3.7 years.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014

Expected price volatility	71% - 73%	94% - 96%
Risk-free interest rate	1.37% - 1.82%	2.07% - 2.20%
Expected term (in years)	6.00 – 6.25	7.00
Dividend yield	—	—

Non-employee Stock-Based Compensation

During the three months ended March 31, 2015, the Company granted options to purchase zero and 158,000 shares of common stock to consultants, respectively.  These options are granted in exchange for consulting services to be rendered and vest over the term of the consulting agreement.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31,
	2015	2014

Expected price volatility	76% - 77%	72% - 98%
Risk-free interest rate	1.84% - 1.86%	0.81% - 2.75%
Expected term (in years)	8.75 – 9.00	3.25 – 10.00
Dividend yield	—	—

10.       NET INCOME PER SHARE

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Historical net income per share
Numerator:
Net loss	$(12,202)	$(6,380)

Denominator:
Basic common shares outstanding:
Basic common shares outstanding: weighted average common shares outstanding	17,653	9,527
Less: weighted average unvested common shares subject to repurchase	(10)	(2)
Weighted average number of common shares used in calculating net income per share—basic	17,643	9,525
Dilutive securities:
Common stock option	—	—
Warrants to purchase common stock	—	—
Weighted average number of common shares used in calculating net income per share—diluted	17,643	9,525
Net income (loss) per share to attributable to common stockholders:
Basic	$(0.69)	$(0.67)
Diluted	$(0.69)	$(0.67)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock	—	4,459
Options to purchase common stock	456	5,196
Warrants to purchase convertible preferred stock	—	200
Warrants to purchase common stock	—	896
Total	456	10,751

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this report entitled “Selected financial data” and our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk factors.”

Overview

We are a specialty pharmaceutical company driven to improve the lives of those affected by chronic disorders of the central nervous system, or CNS.  We achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  Our business strategy is twofold.  We intend to develop and commercialize our wholly owned products directly.  In addition, we may form partnerships with companies that have an already established CNS market presence.  We are developing our lead wholly owned product candidate, ADS-5102, for a complication associated with the treatment of Parkinson’s disease known as levodopa induced dyskinesia, or LID, and potentially as a treatment for one or more additional CNS indications.  We have successfully completed a Phase 2/3 clinical trial, in which patients receiving ADS-5102 had a statistically significant 43% reduction in LID compared to their baseline LID experienced prior to taking ADS-5102. In 2014, we initiated the remaining Phase 3 registration trials of ADS-5102 for LID.  We plan to commercialize ADS-5102 and potentially other wholly-owned product candidates, if approved, by developing a specialty CNS commercial organization including a sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies.  Our late stage therapeutics portfolio includes memantine-based products focused on Alzheimer’s disease, which have been exclusively licensed to Forest Laboratories, Inc., or Forest, a subsidiary of Actavis plc, in the United States.  The first product, Namenda XR®, which Forest developed and is marketing in the United States under a license from us, is a controlled-release product, and the second product, Namzaric™ (formerly known as MDX-8704), which we co-developed with Forest, is a fixed-dose combination product, recently approved by the U.S. Food and Drug Administration, or FDA, that Forest is expected to market and launch in the second quarter of 2015.

Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest.  We have not generated any commercial product revenue.  As of March 31, 2015, we had an accumulated deficit of $22.6 million.  Although we reported net income in each of the years ending December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest.  There are no further milestone payments to be earned under our license agreement with Forest.  We cannot assure you that we will receive additional collaboration revenue in the future.  We incurred significant losses prior to 2012 and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

Under our agreement with Forest, we received a non-refundable upfront license fee of $65.0 million in 2012, which we recognized on a straight-line basis from November 2012 to February 2013, $40.0 million in development milestone fees recognized in 2013, a $25.0 million milestone payment related to FDA acceptance of Forest’s New Drug Application, or NDA, submission for Namzaric recognized in May 2014, and a final $30.0 million milestone payment recognized in December 2014 upon FDA approval of the NDA.  Forest has stated that it expects to launch Namzaric in the second quarter of 2015.  Beginning five years after commercial launch, we are entitled to receive tiered royalties in the low double digits to the mid-teens for sales of Namzaric in the United States.  In addition, we are also entitled to receive tiered royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States beginning in 2018, however, we do not expect these will make a significant financial contribution to our business.

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

Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants.  In 2014, we completed our IPO pursuant to which we issued 3,000,000 shares of common stock and received net proceeds of approximately $41.4 million, after underwriting discounts, commissions and offering expenses.  In May 2014, we issued an additional 81,371 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million, after deducting underwriting discounts and commissions.  In connection with the completion of our IPO, all convertible preferred stock converted into common stock.

As of March 31, 2015, we had cash, cash equivalents, and marketable securities of $145.0 million.

Revenue

We have not generated any revenue from commercial product sales to date.  Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, and reimbursements for research and development expenses under our license agreement with Forest and to a lesser degree from NIH grants and government contracts.  We do not expect to recognize any further milestone payments under our license agreement with Forest, while development funding is expected to remain at modest levels in the current and future periods.  Beginning in June 2018, we will be entitled to receive royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States and beginning five years after commercial launch, royalties in the low double digits to the mid-teens for sales of Namzaric in the United States.  We were also awarded a continuation of an NIH grant for $1.0 million in August 2014, which we will administer, but conduct through subcontractors.  The focus of work under this grant is in non-core areas to the Company.

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

•                  other consulting fees paid to third parties; and

•                  employee-related expenses, which include salaries, benefits, and stock-based compensation.

The following table summarizes our research and development expenses incurred during the quarters ended March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014
Product candidates
ADS-5102	$7,115	$2,274
Other research and development expenses (1)	418	484
Total research and development expenses	$7,533	$2,758

(1)                                 Other research and development expenses include costs not allocated to a specific program.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods.  Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

Comparison of the three months ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended Marchr 31, 2015 and 2014 (in thousands, except percentages):

	March 31,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
Revenue	$226	$176	$50	29%
Research and development expenses	7,553	2,758	4,775	173%
General and administrative expenses	4,919	3,109	1,810	58%
Interest and other income (expense), net	78	(688)	766	111%

Revenue

Our revenue for the three months ended March 31, 2015 was $226,000 compared to $176,000 for the three months ended March 31, 2014.  Revenue for both periods is primarily related to reimbursement of certain expenses as provided for in our license agreement with Forest, as well as from government contracts.

Research and development expenses

Research and development expenses increased by $4.8 million, or 173%, to $7.6 million for the quarter ended March 31, 2015 from $2.8 million for the three months ended March 31, 2014.  The increase in research and development expenses related primarily to manufacturing of clinical supplies, commencement, and continued enrollment of our Phase 3 registration trials in support of ADS-5102 for LID, which increased $4.8 million, or 213%, to $7.1 million from $2.3 million for three months ended March 31, 2015 and 2014, respectively.  Other research and development expenses were $0.4 million for the quarter ended March 31, 2015, which is consistent with the same period in the prior year.  Research and development expenses also included stock-based compensation expense of $0.7 million compared to $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

General and administrative expenses

General and administrative expenses increased by $1.8 million, or 58%, to $4.9 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014.  The increase in general and administrative expenses was primarily due to the increase in headcount-related expenses.  General and administrative expenses also included stock-based compensation expense of $1.4 million compared to $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

Interest and Other income (expense), net

Interest and other income (expense), net increased by $0.8 million or 111%, to a net interest income of $78,000 for the three months ended March 31, 2015 from a net interest expense of $0.7 million for the three months ended March 31, 2014.  Net interest income for the quarter ended March 31, 2015 was primarily due to interest income earned on investments.  Net expense for the period ended March 31, 2014, was primarily attributed to the remeasurement of preferred stock warrants and recognition of the change in fair value.

Liquidity, capital resources and plan of operation

We have funded our operations primarily through $160 million of payments received pursuant to our license agreement with Forest, $88.2 million of sales of convertible preferred stock and warrants, and $42.6 million pursuant to sales of our common stock in public offerings, including $41.4 million in our April 2014 IPO.  We have not generated any revenue from the sale of products.  We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011.  Although in 2014, 2013, and 2012, we recognized a profit and positive cash flow as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014, and we do not currently receive any royalties from Forest, nor do we have other collaborations from which we might expect milestone or royalty revenue.  Consequently, we expect to incur substantial and increasing losses for the foreseeable future.  As of March 31, 2015, we had cash, cash equivalents and marketable securities of $145.0 million.  We believe our existing cash and cash equivalents will be sufficient to fund our projected operating requirements, including operations related to the continued development of ADS-5102 for LID, for at least the next 12 months based on cash, cash equivalents, and marketable securities on hand as of March 31, 2015.

We expect to increase our spending in connection with the development and commercialization of our product candidates, particularly for ADS-5102 for LID and other indications.  In order to continue these activities, we may decide to raise additional funds through a combination of equity offerings, debt financings, collaborations, and other strategic alliances.  Sufficient additional funding may not be available on acceptable terms, or at all.  If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

Comparison of 2015 and 2014

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(14,065)	$(6,785)
Investing activities	(18,453)	(77)
Financing activities	300	1,049
Net increase (decrease) in cash and cash equivalents	$(32,218)	$(5,813)

Net cash used in operating activities was $14.1 million for the three months ended March 31, 2015 compared to $6.8 million for the quarter ended March 31, 2014.  Net loss of $12.2 million for the three months ended March 31, 2015 included net non-cash adjustments of $2.4 million, which consisted primarily of stock-based compensation of $2.1 million.  Net loss of $6.4 million for the three months ended March 31, 2014 included non-cash adjustments of $1.7 million, primarily related to $1.0 million in stock-based compensation.  The primary use of cash was to fund the ongoing clinical studies and product development activities related to ADS-5102 for LID.

Net cash used in investing activities was $18.5 million for the three months ended March 31, 2015 compared to $77,000 for the same period in the prior year.  The increase in net cash used in investing activities resulted primarily from the purchase of $18.4 million of marketable securities in the quarter ended March 31, 2015.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2015, compared to $1.0 million of net cash used by financing activities for the three months ended March 31, 2014.  In the quarter ended March 31, 2015, we received net cash proceeds of $0.3 million related to the exercise of stock options, compared to the same quarter in the prior year, in which we received net cash proceeds of $1.0 million from the issuance of stock from the exercise of warrants.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations.  We also seek to maximize income from our investments without assuming significant risk.  To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality.  As of March 31, 2015, we had cash, cash equivalents, and investments of $145.0 million, consisting of cash and cash equivalents, as well as short and long-term investment grade marketable securities.  A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase.  However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.  We actively monitor changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From November 2014 through May 2015, we and Forest have entered into a series of settlement agreements on undisclosed terms.

ITEM 1A.                                       RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects.  Our business could be harmed by any of these risks.  The risks and uncertainties described below are not the only ones we face.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes.

Risks related to our financial condition and need for additional capital

Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, we incurred significant losses in prior years and expect to incur substantial losses in the future.

We are a clinical-stage specialty pharmaceutical company and do not currently directly market any products. We currently exclusively license U.S. patent rights for two approved products, Namenda XR and Namzaric (formerly known as MDX-8704), to Forest Laboratories, or Forest, a wholly owned subsidiary of Actavis plc, and Forest markets Namenda XR and intends to market Namzaric in the United States, but we do not currently receive royalties on the sales of those products.  We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations.  Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, this was almost entirely due to milestone payments we received pursuant to our license agreement with Forest.  We incurred significant operating losses in 2011 and prior years and as we received our final milestone payment in 2014 pursuant to our license agreement with Forest, we expect to incur substantial and increasing losses for the foreseeable future.  As of March 31, 2015, we had an accumulated deficit of $22.6 million.

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

To be profitable in the future, we or our current and future potential collaboration partners must succeed in developing and commercializing products with significant market potential.  This will require us or our partners to be successful in a range of activities, including advancing product candidates into clinical trials, completing clinical studies, and obtaining regulatory approvals related to those product candidates, and manufacturing, marketing, and selling those products for which regulatory approvals are obtained.  We or our partners may not succeed in these activities, and, as a result, we may never generate revenue that is sufficient to be profitable in the future.  We will not be entitled to receive any royalty payments with respect to sales of Namenda XR until June 2018, and with respect to sales of our second partnered product, Namzaric, until the second quarter of 2020, five years after its expected launch in the United States.

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

We are seeking to advance multiple product candidates through the research and clinical development process.  The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds.  As of March 31, 2015, we had approximately $145.0 million in cash, cash equivalents and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.  Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We do not have any committed external source of funds or other support for our development efforts other than our license agreement with Forest, which may be terminated by Forest upon delivery of notice.  Until we can generate sufficient revenue from our own products and from royalties paid to us by Forest pursuant to our license agreement to finance our operations, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements.  Additional financing may not be available to us when we need it or it may not be available on favorable terms.  If we raise additional capital through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights.  If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Risks related to the development and commercialization of our current and future products

Our success depends heavily on the approval and successful commercialization of ADS-5102, the successful U.S. commercialization by Forest of Namzaric and the successful U.S. commercialization by Forest of Namenda XR.  If we are unable to successfully commercialize ADS-5102 or Forest is unable to successfully commercialize Namzaric and Namenda XR in the U.S., or if either we or Forest experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development of ADS-5102, an oral once-daily controlled-release version of the FDA-approved drug amantadine, and Namzaric, a fixed-dose combination of the FDA-approved drugs memantine and donepezil.  Namzaric has been exclusively licensed to Forest in the United States. In addition, we have granted Forest a royalty-bearing license under certain of our patents to commercialize Namenda XR, a controlled-release version of memantine, in the United States.  Our ability to generate product and royalty revenue will depend heavily on the successful development, regulatory approval and eventual commercialization of ADS-5102 and successful commercialization of Namzaric and Namenda XR. Under the terms of our license agreement with Forest, we will not be entitled to receive royalty payments on the sale of Namenda XR until June 2018 and royalty payments on the sale of Namzaric until the second quarter of 2020, five years after its expected launch.  The success of these drugs and drug candidates will depend on numerous factors, including:

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

Forest’s ability to successfully commercialize Namzaric and Namenda XR will depend in part on its ability to transition patients currently being prescribed the immediate-release version of memantine, known as Namenda IR, to Namenda XR and subsequently or directly to Namzaric.  The Attorney General of the State of New York has filed a lawsuit against Forest and Actavis challenging Forest’s announced plan to discontinue sales of Namenda IR in the fall of 2014 and seeking to require Forest and Actavis to, among other things, continue selling Namenda IR until generic memantine is commercially available, expected to occur in the second half of 2015.  If this litigation or other factors negatively impact Forest’s ability to successfully commercialize Namenda XR and Namzaric, our future royalty income could be materially adversely affected.

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

ADS-5102 is our only product candidate in clinical trials. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of our product candidates in humans.  Clinical studies are expensive, are difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of our clinical studies could occur at any stage of testing.  The outcome of preclinical testing and early clinical studies may not be predictive of the success of later clinical studies, and interim results of a clinical study do not necessarily predict final results.  For example, the successful results of our Phase 2/3 study of ADS-5102 for the treatment of LID, including the lack of difference from placebo in the incidence of sleep-related adverse events or other safety measures, may not be repeated in our Phase 3 registration trials.  Furthermore, as the design of our Phase 3 registration trials differ in a number of respects from our Phase 2/3 study, including longer study periods, and the results, such as the reduction in LID compared to baseline prior to the administration of ADS-5102, may vary.  This observed benefit from our Phase 2/3 study may prove to be inconclusive or negative in our Phase 3 results if the duration of response, or other efficacy measure, decreases over time or patients are found to require increasing doses of ADS-5102 to achieve equivalent therapeutic benefits, as may be the case with levodopa in some patients.  As the prevalence of Parkinson’s disease increases with age, there may also be worsening of Parkinson’s disease symptoms of the patients, or other safety issues that arise whether related or unrelated to ADS-5102, that may negatively affect the Phase 3 registration trial results.  A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials.  A 2009 study completed by the Tufts Center for the Study of Drug Development estimated that less than 47% of certain CNS drugs in Phase 3 clinical trials proceeded to regulatory review.

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

Our product candidates, including ADS-5102, Namzaric, and Namenda XR all include controlled-released versions of existing drugs, and some are combinations of existing drugs.  The manufacture and packaging of controlled-release versions of existing drugs or combinations of existing drugs are substantially more complex than the manufacture and packaging of the immediate-release versions of drugs alone.  Even after the manufacturing process for a controlled-release or combination product has been scaled to commercial levels and numerous commercial lots have been produced, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve.  For example, in November 2013, Forest recalled three packaged lots of Namenda XR because Forest’s dissolution testing revealed a failure to meet specification throughout shelf life.  Namenda XR is one of the components of Namzaric, Forest’s fixed-dose combination product for treatment of moderate to severe Alzheimer’s disease.  If any such issues were to arise with respect to our product candidates or future products, if any, or if Forest’s sales of Namzaric or Namenda XR were to be negatively impacted by such issues, our business, financial results or stock price could be adversely affected.

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

For example, as of August 6, 2014, we had received notice that several companies had submitted ANDAs to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, one of which is owned by Forest, one of which is exclusively licensed to Forest by Merz Pharma GmbH & Co. KGaA, and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, or will not be infringed by the companies’ manufacture, use or sale of generic versions of Namenda XR. In January, February, April, May, and July 2014, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits for infringement of the relevant patents against several of these companies that had then submitted ANDAs.  The trial is scheduled for February 2016.  Because these lawsuits were filed within the requisite 45-day period provided in the FDCA, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30-month stay for these ANDAs will expire beginning in June 2016. From November 2014 through May 2015, we and Forest have entered into a series of settlement agreements on undisclosed terms.

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

•                  third-party payors may limit coverage or reimbursement for Forest’s or our drugs;

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

Namenda XR, Namzaric, or ADS-5102 may also be affected by the safety and tolerability of their parent drugs or drugs with similar mechanisms of action.  Although memantine, which is a component of Namenda XR and Namzaric, donepezil, which is a component Namzaric, and amantadine, which is a component of ADS-5102, have been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving memantine, donepezil, or amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates.  The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval.  Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate.  Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. Following consumption, Namenda XR, Namzaric, and ADS-5102 first are broken down by the body’s natural metabolic processes, during which time the active drug and other breakdown substances are released into the bloodstream.  While these breakdown substances are generally regarded as safe, it is possible that there could be unexpected toxicity associated with them that will cause Namenda XR, Namzaric, or ADS-5102 to be poorly tolerated by, or toxic to, humans.  Any unexpected toxicity of, or suboptimal tolerance to, the product or product candidates could reduce their sales of approved products and delay or prevent commercialization of our product candidates.

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

Physicians may also misuse our products, potentially leading to adverse results, side effects or injury, which may lead to product liability claims.  If our products are misused, we may become subject to costly litigation by our customers or their patients.  Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance.  Furthermore, the use of our products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.  Any of these events could harm our business and results of operations and cause our stock price to decline.

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

We may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities.  For example, location and enrollment of eligible patients may be adversely affected by our inability to locate and activate clinical study sites at a satisfactory pace to meet our planned timetables.  As part of EASE LID 3, we have recently begun and are continuing to initiate clinical study sites in several countries in Europe for which we have no prior experience.  The conduct of studies in foreign countries raise additional issues and complexities and could significantly delay our trials.  Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect for any reason, the development costs for our product candidates may increase, the completion of our studies may be delayed, or our studies could become too expensive to complete.  Enrollment of all of the Phase 3 registration trials for ADS-5102 is planned to be completed in 2015; however, we cannot give assurance that we will be successful in meeting that timeline.  The study design for our Phase 3 trials of ADS-5102 for the treatment of LID is placebo controlled, meaning that a portion of patients will not receive treatment that may help control the symptoms of their Parkinson’s disease.  Because these symptoms are uncomfortable, a relatively long study period may make it more difficult to enroll and retain patients in the trial.  Failure to timely enroll our Phase 3 registration trials for ADS-5102 would in turn delay our ability to obtain data from these studies.  Even if successful, significant delays in the submission of the NDA, currently planned for 2016, may severely harm our business.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new therapeutic products is highly competitive.  We face competition with respect to our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide.  For example, in the market for Alzheimer’s disease treatments Namenda XR and Namzaric compete or will compete with generic products, such as galatamine, rivastigmine, and donepezil, as well as branded products, such as the Exelon patch (Novartis Pharmaceuticals Corp.) and Aricept 23 mg (Eisai Inc.).  ADS-5102, if approved, may face competition from various drugs approved for treatment of Parkinson’s disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc.), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB, Inc.), Comtan (Novartis Pharmaceuticals Corp.), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Apokyn (Bertek), Bromocriptine (Mylan Laboratories, Inc.), Zelapar (Valeant Pharmaceuticals International), Eldepryl (Somerset Pharmaceuticals Inc.), Tasmar (Valeant Pharmaceuticals International), Cogentin (Oaks Pharma Akorn), Exelon (Novartis Pharmaceuticals Corp.), Stalevo (Novartis Pharmaceuticals Corp.), Rytary (Impax), and Duopa (Abbvie).  ADS-5102 may also face competition from drugs currently in development for LID from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Pharmaceuticals, Avanir Pharmaceuticals, Newron Pharmaceuticals S.p.A, Neurolixis Inc, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd.  Other

products in late stage development for Parkinson’s disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Acadia, Bial-Portela CSA, Biotie Therapies Corp, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.

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

•                  Forest and future collaborators may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, and as Forest substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Forest may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR, which would negatively impact the royalties we receive under our license with Forest;

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

In July 2014, Actavis and Forest announced the completion of the previously announced acquisition of Forest by Actavis.  We cannot predict whether this acquisition and subsequent acquisitions, including of Allergan, Inc. by Actavis, which closed in March 2015, will have a negative impact on our business, the pursuit of the ANDA litigation and potential settlements thereof, or on the license agreement with Forest or the intellectual property rights subject thereto.

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

As of March 31, 2015, we had 46 full-time employees.  Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing.  To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.  The physical expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or manmade disasters or business interruptions.  The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses . Our corporate headquarters is located in California and certain clinical sites for our product candidates, operations of our existing and future partners, and suppliers are or will be located in California near major earthquake faults and fire zones.  The ultimate impact on us, our significant partners, suppliers, and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire, or other natural or manmade disaster.

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

From November 2014 through May 2015, we and Forest have entered into a series of settlement agreements on undisclosed terms.

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

Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition.  Generally, if a drug product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication.  The applicable period of exclusivity is up to seven years in the United States.  Even though we have orphan drug designation for ADS-5102 for the treatment of LID, we may not be the first to obtain marketing approval.  If any of our competitors obtain orphan drug exclusivity for their product candidate in one of our target indications, the marketing application for our drug product in that target indication could be delayed for so long as the competitor has orphan drug exclusivity for its product.

Even if we are first to obtain marketing approval for ADS-5102 for the treatment of LID, the FDA could still subsequently approve the same drug with the same active moiety for the same condition, if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care.  Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor does orphan drug designation give the drug any advantage in the regulatory review or approval process.

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

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own a significant percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date: May 13, 2015	/s/ Gregory Went
Gregory Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	/s/ William Dawson
William Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.22	Offer Letter by and between the registrant and Grace Shin, dated November 17, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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