Form 10-Q
period 2015-06-30
Adamas Pharmaceuticals Inc
filed 2015-08-11
CIK 1328143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 3, 2015 was 18,403,878.

ADAMAS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$37,927	$61,446
Available-for-sale securities	86,544	60,912
Accounts receivable	361	524
Prepaid expenses and other current assets	1,586	645
Total current assets	126,418	123,527
Property and equipment, net	1,963	1,228
Available-for-sale securities, non-current	18,645	36,364
Other assets	38	70
Total assets	$147,064	$161,189

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,859	$3,685
Accrued liabilities	5,846	8,595
Other current liabilities	298	265
Total current liabilities	10,003	12,545
Non-current liabilities	1,940	1,570
Total liabilities	11,943	14,115

Commitments and Contingencies (Note 7)

Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 18,356,474 and 17,551,375 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	23	22
Additional paid-in capital	171,746	157,581
Accumulated other comprehensive income (loss)	(46)	(180)
Accumulated deficit	(36,602)	(10,349)
Total stockholders’ equity	135,121	147,074
Total liabilities and stockholders’ equity	$147,064	$161,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$398	$25,154	$624	$25,330

Operating expenses
Research and development	8,705	5,173	16,238	7,931
General and administrative	5,846	3,262	10,765	6,371
Total operating expenses	14,551	8,435	27,003	14,302
Income (loss) from operations	(14,153)	16,719	(26,379)	11,028
Interest and other income (expense), net	102	(112)	180	(800)
Income (loss) before income taxes	(14,051)	16,607	(26,199)	10,228
Income tax expense	—	(178)	(54)	(179)
Net income (loss)	$(14,051)	$16,429	$(26,253)	$10,049

Net income (loss) per share attributable to common stockholders:
Basic	$(0.78)	$1.05	$(1.47)	$0.63
Diluted	$(0.78)	$0.88	$(1.47)	$0.53

Weighted average number of shares used in computing net income (loss) attributable to common stockholders:
Basic	17,955	15,604	17,800	12,581
Diluted	17,955	18,590	17,800	15,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(14,051)	$16,429	$(26,253)	$10,049
Unrealized gain on available-for-sale securities	7	—	134	—
Comprehensive Income (loss)	$(14,044)	$16,429	$(26,119)	$10,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACUETICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(26,253)	$10,049
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	156	57
Stock-based compensation	4,582	2,870
Change in preferred stock warrant value	—	983
Net accretion of discounts and amortization of premiums of available-for-sale securities	609	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(38)	—
Prepaid expenses and other assets	(652)	(750)
Accounts receivable	163	(89)
Accounts payable	(181)	611
Accrued liabilities and other liabilities	(2,433)	437
Net cash provided by (used in) operating activities	(24,047)	14,168
Cash flows from investing activities
Purchases of property and equipment	(447)	(194)
Purchases of available-for-sale securities	(18,435)	—
Maturities of available-for-sale securities	10,085	—
Net cash used in investing activities	(8,797)	(194)
Cash flows from financing activities
Net proceeds from public offerings	8,507	43,214
Proceeds from issuance of common stock upon exercise of stock options	637	250
Proceeds from employee stock purchase plan	181	—
Proceeds from issuance of common and preferred stock upon exercise of warrants	—	1,557
Net cash provided by financing activities	9,325	45,021
Net increase (decrease) in cash and cash equivalents	(23,519)	58,995
Cash and cash equivalents at beginning of period	61,446	85,612
Cash and cash equivalents at end of period	$37,927	$144,607

Supplemental disclosure
Cash paid for income taxes	$4,691	$—
Accrued deferred offering costs	$110	$576
Public offering receivable	$257	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              THE COMPANY

Adamas Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems (“CNS”).  The Company achieves this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  The Company’s business strategy is twofold.  The Company intends to develop and commercialize its wholly-owned products directly.  In addition, the Company may form partnerships with companies that have an already established CNS market presence.  The Company is developing its lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride), for a complication associated with the treatment of Parkinson’s disease known as levodopa induced dyskinesia (“LID”) and potentially as a treatment for one or more additional CNS indications.  After successful completion of a Phase 2/3 clinical study in LID in 2013, the Company initiated two Phase 3 registration trials and a separate open-label safety study in 2014, and recently completed enrollment from the first of these trials, EASE LID, in support of the LID indication.  If these Phase 3 registration trials of ADS-5102 are successful, the Company expects to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for LID in 2016.  Further, the Company is exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis (“MS”) in patients with walking impairment with the initiation of a Phase 2 clinical study in June 2015.  The Company plans to commercialize ADS-5102 and potentially other wholly-owned product candidates, if approved, by developing a specialty CNS commercial organization including, a sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States, and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies.  Through a partnership with Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc, the Company’s portfolio includes two drugs commercially available in the United States: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) (formerly MDX-8704) and Namenda XR® (memantine hydrochloride) extended release capsules, launched in May 2015 and June 2013, respectively.

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

Based upon the current status of, and plans for, its product development, the Company believes that the existing cash, cash equivalents, and available-for-sale securities of $143.1 million as of June 30, 2015 will be adequate to satisfy the Company’s capital needs through at least the next twelve months.  However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals.  These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or partner collaborations generate sufficient revenue to cover expenses.  While the Company had net income during 2014, it has not generated any commercial revenue from sales of its products.  Under its license agreement with Forest, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for sales of Namzaric until mid-2020 and Namenda XR until mid-2018.  To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3

Assets
Money market	$29,732	$29,732	$—	$—
Corporate debt	86,386	—	86,386	—
U.S. Treasury notes	14,807	—	14,807	—
Commercial paper	3,996	—	3,996	—
Total	$134,921	$29,732	$105,189	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3

Assets
Money market	$59,303	$59,303	$—	$—
Corporate debt	85,311	—	85,311	—
U.S. Treasury notes	11,965	—	11,965	—
Total	$156,579	$59,303	$97,276	$—

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015.

4. INVESTMENTS

The Company’s investments consist of corporate debt and U.S. Treasury notes classified as available-for-sale securities.

The Company limits the amount of investment exposure as to institution, maturity, and investment type.  To mitigate credit risk, the Company invests in investment grade corporate debt and United States treasury notes.  Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  Realized gains and losses are reclassified from other comprehensive income (loss) to other income (expense) on the condensed consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities.  Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities (in thousands):

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments:
Corporate debt	$86,449	$2	$(65)	$86,386
U.S. Treasury notes	14,790	17	—	14,807
Commercial paper	3,996	—	—	3,996
	$105,235	$19	$(65)	$105,189
Reported as:
Short-term investments	$86,600	$2	$(58)	$86,544
Long-term investments	18,635	17	(7)	18,645
Total	$105,235	$19	$(65)	$105,189

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments:
Corporate debt	$85,474	$—	$(163)	$85,311
U.S. Treasury notes	11,982	—	(17)	11,965
	$97,456	$—	$(180)	$97,276
Reported as:
Short-term investments	$61,014	$—	$(104)	$60,910
Long-term investments	36,442	—	(76)	36,366
Total	$97,456	$—	$(180)	$97,276

Short-term and long-term investments includes accrued interest of $506,000 and $49,000 respectively, as of June 30, 2015.  Short-term and long-term investments includes accrued interest of $309,000 and $209,000, respectively, as of December 31, 2014.  The Company has not incurred any realized gains or losses on investments for the three and six months ended June 30, 2015 and 2014.  Investments are classified as short-term or long-term depending on the underlying investment’s maturity date.  Long-term investments have a maturity date range of greater than 12 months and a maximum of 19 months as of June 30, 2015.

5.              COLLABORATION AND LICENSE AGREEMENTS

In November 2012, the Company granted Forest an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States.  In connection with these rights, Forest markets Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease.  Pursuant to the agreement, Forest made an upfront payment of $65.0 million.  The Company earned and received additional cash payments totaling $95.0 million upon achievement by Forest of certain development and regulatory milestones.  In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR.

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

The Company is entitled to receive royalties on net sales in the United States by Forest, its affiliates, or any of its sublicensees of controlled-release versions of memantine products covered by the terms of the license agreement.  Beginning in May 2020, the Company will be entitled to receive royalties in the low double digits to the mid-teens from Forest for sales of Namzaric in the United States and in June 2018, the Company will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the

United States.  Forest’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Forest in the United States or (ii) the expiration of the Orange Book listed patents for which Forest obtained rights from us covering such product.  Forest’s obligation to pay royalties with respect to Namenda XR continue until the expiration of the Orange Book listed patents covering such products.  However, Forest’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics.

6.              WARRANTS TO PURCHASE COMMON STOCK

In conjunction with various financings between 2002 and 2012, the Company issued warrants to purchase 758,994 shares of convertible preferred stock and 127,780 shares of common stock.  The relative fair value of these warrants was determined using the Black-Scholes model and was amortized to interest expense over the term of each loan, unless subsequently modified.  As of both June 30, 2015 and December 31, 2014, warrants to purchase 7,116 shares of common stock were outstanding and zero warrants to purchase convertible preferred stock were outstanding, respectively.  The outstanding warrants expire on February 22, 2016.

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

The following table summarizes the outstanding warrants as of:

	Number of Shares Outstanding
	June 30,	December 31,
	2015	2014

Common stock warrants	7,116	7,116

7.              COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases approximately 18,500 square feet of office space in Emeryville, California under an operating lease that expires April 30, 2020.  The lease provides for periods of escalating rent.  The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period.

As of June 30, 2015, future minimum lease payments under a non-cancelable facility operating lease including related office equipment were as follows (in thousands):

June 30,
2015
Remainder of 2015	$317
2016	650
2017	650
2018	660
2019	667
Thereafter	223
Total	$3,167

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

Litigation

Several companies have submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR.  In January, February, and April 2014, the Company, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.  The parties are collectively seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States, any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) the Company, Forest, and Merz be awarded monetary relief, in addition to any attorneys’ fees, costs, and expenses relating to the actions.

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

The Company has classified all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested.  At June 30, 2015 and December 31, 2014, 3,000 and 13,000 shares of common stock, respectively, from early exercised options were unvested.

Controlled Equity Offering

On June 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company may, at its discretion, issue and sell common stock from time to time with a value of up to a maximum of $25.0 million in an at-the-market offering.  All sales of shares have been and will continue to be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on June 1, 2015.  Cantor is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds.  The common stock is being sold at prevailing market prices at the time of the sale, and, as a result, prices may vary.  Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

The following table summarizes the total sales under the Sales Agreement through the period indicated (in thousands, except per share amounts):

June 30,
2015
Total shares of common stock sold	472,141
Average price per share	$19.44
Gross proceeds	$9,178
Commissions earned by Cantor	$275
Other issuance costs	$248

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2015	2014

Common stock options outstanding	5,397,045	4,981,522
Common stock options available for grant	1,485,972	1,518,191
Employee stock purchase plan	410,828	249,887
Warrants to purchase common stock	7,116	7,116
Total	7,300,961	6,756,716

9.     STOCK-BASED COMPENSATION

Stock Compensation Plans

In October 2002, the Company established its 2002 Employee, Director and Consultant Stock Plan and in December 2007, the Company established its 2007 Stock Plan.  No further grants were then made under the 2002 Plan.

In February 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO.  No further grants were then made under the 2007 Plan.  Under the 2014 Plan, 1,993,394 shares of the Company’s common stock were made available for issuance, which included all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, and is subject to further increase for shares that were subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired.  The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by our board of directors.  For 2015, the common stock available for issuance under the 2014 Plan increased by 701,763 shares of common stock.  As of June 30, 2015, the number of shares available for issuance under the 2014 Plan was 1,485,972.

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

In February 2014, the Company’s board of directors adopted and, in March 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO.  The ESPP authorized the issuance of 262,762 shares.  Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000.  Through June 30, 2015, the Company issued a total of 27,374 shares under the ESPP. The number of shares available for future issuance under the plan were 410,828 at June 30, 2015.  Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above. For 2015, the common stock available for issuance under the ESPP increased by 175,440 shares of common stock.

The stock option and related activity under all of our stock option plans is summarized as follows:

			Weighted
	Outstanding Options		Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
Stock Options	Shares	Price	(years)	(thousands)
Balances, December 31, 2014	4,981,522	$6.10		$
Options granted	867,650	18.07
Options exercised	(318,459)	2.00
Options forfeited	(133,668)	2.77
Balances, June 30, 2015	5,397,045	$8.35	7.67	$96,486
Vested and expected to vest, June 30, 2015	5,128,244	$8.16	7.60	$92,598
Exercisable, June 30, 2015	2,377,034	$3.82	6.13	$53,288

The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the fair value of Adamas’ common stock of $26.22 as of June 30, 2015.

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Research and development:
Employees	$586	$266	$1,096	$403
Nonemployee consultants	180	404	412	692
General and administrative:
Employees	1,552	756	2,824	1,172
Nonemployee consultants	122	397	250	603
Total expense	$2,440	$1,823	$4,582	$2,870

As of June 30, 2015, there was total unrecognized compensation cost of approximately $29.0 million.  This cost is expected to be recognized over a period of 3.2 years.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected price volatility	68% - 70%	90% - 92%	68% - 73%	90% - 96%
Risk-free interest rate	1.52% - 1.95%	2.06% - 2.13%	1.37% - 1.95%	2.06% - 2.20%
Expected term (in years)	5.50 - 6.25	7. 00	5.50 - 6.25	7. 00
Dividend yield	—	—	—	—

Non-employee Stock-Based Compensation

During the three and six months ended June 30, 2015, the Company did not grant options of common stock to consultants.  During the three and six months ended June 30, 2014, the Company granted options to purchase 12,550 and 170,550 shares of common stock to consultants, respectively.  These options are granted in exchange for consulting services to be rendered and vest over the term of the consulting agreement.

10.  NET INCOME PER SHARE

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Historical net income (loss) per share	2015	2014	2015	2014
Numerator:
Net income (loss)	$(14,051)	$16,429	$(26,253)	$10,049
Noncumulative dividend on preferred stock	—	—	—	(432)
Undistributed earnings allocated to preferred stockholders	—	—	—	(1,723)
Basic net income (loss) attributable to common stockholders	(14,051)	16,429	(26,253)	7,894
Adjustment to net income for dilutive securities	—	—	—	268
Diluted net income (loss) attributable to common stockholders	$(14,051)	$16,429	$(26,253)	$8,162
Denominator:
Basic common shares outstanding:
Basic common shares outstanding: weighted average common shares outstanding	17,958	15,619	17,806	12,590
Less: weighted average unvested common shares subject to repurchase	(3)	(15)	(6)	(9)
Weighted average number of common shares used in calculating net income per share—basic	17,955	15,604	17,800	12,581
Dilutive securities:
Common stock options	—	2,772	—	2,644
Warrants to purchase common stock	—	214	—	179
Weighted average number of common shares used in calculating net income per share—diluted	17,955	18,590	17,800	15,404

Net income (loss) per share to attributable to common stockholders
Basic	$(0.78)	$1.05	$(1.47)	$0.63
Diluted	$(0.78)	$0.88	$(1.47)	$0.53

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Options to purchase common stock	1,496	55	1,798	55

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

Overview

We are a specialty pharmaceutical company driven to improve the lives of those affected by chronic disorders of the central nervous system, or CNS.  We achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  Our business strategy is twofold.  We intend to develop and commercialize our wholly-owned products directly.  In addition, we may form partnerships with companies that have an already established CNS market presence.  We are developing our lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride), for a complication associated with the treatment of Parkinson’s disease known as levodopa induced dyskinesia, or LID, and potentially as a treatment for one or more additional CNS indications.  In 2013, we successfully completed a Phase 2/3 clinical trial, in which patients receiving ADS-5102 had a statistically significant 43% reduction in LID compared to their baseline LID experienced prior to taking ADS-5102.  In 2014, we initiated the confirmatory Phase 3 registration trials of ADS-5102 for LID and recently we completed enrollment of the first of these trials, EASE LID.  Top-line results from EASE LID are expected in the first quarter of 2016, and if our Phase 3 registration trials are successful, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for LID in 2016.  Furthermore, we are exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis, or MS, in patients with walking impairment, with the initiation of a Phase 2 clinical study in June 2015.  We plan to commercialize ADS-5102 and potentially other wholly-owned product candidates, if approved, by developing a specialty CNS commercial organization including a sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies.  Through a partnership with Forest Laboratories Holdings Limited, or Forest, an indirect wholly-owned subsidiary of Allergan plc, our portfolio includes two drugs commercially available in the United States: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) (formerly MDX-8704) and Namenda XR® (memantine hydrochloride) extended release capsules, launched in May 2015 and June 2013, respectively.

Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest.  We have not generated any commercial product revenue.  As of June 30, 2015, we had an accumulated deficit of $36.6 million.  Although we reported net income in each of the years ending December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest.  There are no further milestone payments to be earned under our license agreement with Forest.  We cannot assure you that we will receive additional collaboration revenue in the future.  We incurred significant losses prior to 2012 and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

Under our agreement with Forest, we received a non-refundable upfront license fee of $65.0 million in 2012, which we recognized on a straight-line basis from November 2012 to February 2013, $40.0 million in development milestone fees recognized in 2013, a $25.0 million milestone payment related to FDA acceptance of Forest’s New Drug Application, or NDA, submission for Namzaric recognized in May 2014, and a final $30.0 million milestone payment recognized in December 2014 upon FDA approval of the NDA.  Beginning five years after the May 2015 commercial launch we are entitled to receive tiered royalties in the low double digits to the mid-teens for sales of Namzaric in the United States.  In addition, we are also entitled to receive tiered royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States beginning in June 2018, however, we do not expect the Namenda XR royalties will make a significant financial contribution to our business.

We expect our research and development expenses to increase as we continue to advance our product candidates through clinical development.  In addition, we plan to commercialize ADS-5102, if approved, and potentially other wholly-owned product candidates by developing a specialty CNS commercial organization, including a sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States.  Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve sustained profitability.

Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants.  In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts, commissions and offering expenses.  In connection with the completion of our IPO, all convertible preferred stock converted into common stock.  On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million.  As of June 30, 2015, we had issued 472,141 shares of common stock and raised net proceeds of $8.7 million under the Sales Agreement, of which $8.5 million of cash proceeds had been received as of June 30, 2015, with the remaining $0.2 million received in July 2015.

As of June 30, 2015, we had cash, cash equivalents, and investments of $143.1 million.

Revenue

We have not generated any revenue from commercial product sales to date.  Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, and reimbursements for research and development expenses under our license agreement with Forest and to a lesser degree from NIH grants and government contracts.  We do not expect to recognize any further milestone payments under our license agreement with Forest, while development funding is expected to remain at modest levels in the current and future periods.  Beginning in May 2020, we will be entitled to receive royalties in the low double digits to the mid-teens from Forest for sales of Namzaric in the United States and in June 2018, we will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States.  We were also awarded a continuation of an NIH grant for $1.0 million in August 2014, which we will administer, but conduct through subcontractors.  The focus of work under this grant is in non-core areas to the Company.

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our wholly-owned product candidates, as well as the development of product candidates pursuant to our agreement with Forest.  We recognize all research and development costs as they are incurred.  We began tracking our external costs by project beginning January 1, 2006.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Product candidates
ADS-5102	$8,107	$4,900	$15,222	$7,484
Other research and development expenses (1)	598	273	1,016	447
Total research and development expenses	$8,705	$5,173	$16,238	$7,931

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

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  We anticipate our research and development expenses will increase as we continue our clinical trials for ADS-5102 in LID and major symptoms associated with MS and potentially initiate additional clinical-stage programs in more indications or for future product candidates.  The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming.  We consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability.  Furthermore, in the past we have entered into collaborations with other pharmaceutical companies, CROs, and academic third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future.  In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control.  We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.  As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related benefit costs, and facilities, professional services, insurance, and public company related expenses.  We anticipate our general and administrative expenses will increase as we continue to support our clinical and potentially commercial-stage programs.  If ADS-5102 or other products are approved by the FDA, we plan to market and sell through our own sales force to reach high volume prescribing neurologists and movement disorder specialists in the United States, which will further increase general and administrative expenses.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods.  Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

Comparison of the three and six months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
Revenue	$398	$25,154	$(24,756)	(98)%	$624	$25,330	$(24,706)	(98)%
Research and development expenses	8,705	5,173	3,532	68%	16,238	7,931	8,307	105%
General and administrative expenses	5,846	3,262	2,584	79%	10,765	6,371	4,394	69%
Interest and other income (expense), net	102	(112)	214	191%	180	(800)	980	123%

Revenue

Our revenue for the three and six months ended June 30, 2015 was $0.4 million and $0.6 million, respectively, compared to $25.2 million and $25.3 million, respectively, for the same periods in the prior year.  Revenue for both periods in 2015 is primarily related to reimbursement of certain expenses as provided for in our license agreement with Forest, as well as from government contracts.  Revenue for the three and six months ended June 30, 2014 was primarily related to a development milestone received from Forest of $25.0 million in May 2014.

Research and development expenses

Research and development expenses increased by $3.5 million, or 68%, to $8.7 million for the quarter ended June 30, 2015 from $5.2 million for the three months ended June 30, 2014.  The increase in research and development expenses was attributed to our continued development of ADS-5102, which increased by $3.2 million, or 65%, to $8.1 million from $4.9 million for three months ended June 30, 2015 and 2014, respectively.  The increase related primarily to manufacturing of clinical supplies, increased headcount, and continued enrollment of our Phase 3 registration trials in support of ADS-5102 for LID, as well as the initiation of a Phase 2 trial for the treatment of major symptoms associated with MS.  Research and development expenses also included stock-based compensation expense, which was $0.7 million for both the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, research and development expenses increased by $8.3 million, or 105%, to $16.2 million from $7.9 million, respectively.  The increase in research and development expenses was attributed to our continued development of ADS-5102, which increased by $7.7 million, or 103%, to $15.2 million from $7.5 million for six months ended June 30, 2015 and 2014, respectively.  The increase related primarily to manufacturing of clinical supplies, increased headcount, and continued enrollment of our Phase 3 registration trials in support of ADS-5102 for LID, as well as the initiation of a Phase 2 trial for the treatment of major symptoms associated with MS.  Research and development expenses also included stock-based compensation expense, which was $1.5 million for six months ended June 30, 2015 compared to $1.1 million for the same period in prior year.

General and administrative expenses

General and administrative expenses increased by $2.6 million, or 79%, to $5.8 million for the three months ended June 30, 2015 from $3.3 million for the three months ended June 30, 2014.  The increase in general and administrative expenses was primarily due to the increase in headcount-related expenses to expand our capabilities as a public and pre-commercial company.  General and administrative expenses also included stock-based compensation expense of $1.7 million compared to $1.1 million for the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, general and administrative expenses increased by $4.4 million, or 69%, to $10.8 million from $6.4 million, respectively.  The increase in general and administrative expenses was primarily due to the increase in headcount-related expenses to expand our capabilities as a public and pre-commercial company.  General and administrative expenses also included stock-based compensation expense of $3.1 million compared to $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Interest and Other income (expense), net

Interest and other income (expense), net increased by $214,000 or 191%, to a net interest income of $102,000 for the three months ended June 30, 2015 from other expense of $112,000 for the three months ended June 30, 2014.  For the six months ended June 30, 2015 net interest income was $180,000, an increase of $1.0 million compared to the six months ended June 30, 2014 in which we recorded other expense of $0.8 million.  Net interest income for the three and six months ended June 30, 2015 was primarily due to interest income earned on investments.  In the three and six months ended June 30, 2014 we recorded other expense primarily attributed to the remeasurement of preferred stock warrants and recognition of the change in fair value.

Liquidity, capital resources and plan of operation

We have funded our operations primarily through $160 million of payments received pursuant to our license agreement with Forest, $88.2 million of sales of convertible preferred stock and warrants, and $42.6 million pursuant to sales of our common stock in public offerings, including $41.4 million in our April 2014 IPO.  On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate value of up to $25.0 million.  As of June 30, 2015, we had issued 472,141 shares of common stock and raised net proceeds of $8.7 million under the Sales Agreement. We have not generated any revenue from the sale of products.  We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011.  Although in 2014, 2013, and 2012, we recognized a profit and positive cash flow as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014, and we do not currently receive any royalties from Forest, nor do we have other collaborations from which we might expect milestone or royalty revenue.  Consequently, we expect to incur substantial and increasing losses for the foreseeable future.  As of June 30, 2015, we had cash, cash equivalents and investments of $143.1 million.  We believe our existing cash and cash equivalents will be sufficient to fund our projected operating requirements, including operations related to the continued development of ADS-5102 for LID, for at least the next 12 months based on cash, cash equivalents, and investments on hand as of June 30, 2015.

We expect to increase our spending in connection with the development and commercialization of our product candidates, particularly for ADS-5102 for LID, as well as other indications.  In order to continue these activities, we may decide to raise additional funds through a combination of equity offerings, debt financings, collaborations, and other strategic alliances.  Sufficient additional funding may not be available on acceptable terms, or at all.  If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

Comparison of 2015 and 2014

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(24,047)	$14,168
Investing activities	(8,797)	(194)
Financing activities	9,325	45,021
Net increase (decrease) in cash and cash equivalents	$(23,519)	$58,995

Net cash used in operating activities was $24.0 million for the six months ended June 30, 2015 compared to $14.2 million of net cash provided by operating activities for the same period in prior year.  Net loss of $26.3 million for the six months ended June 30, 2015 included net non-cash adjustments of $5.3 million, which consisted primarily of stock-based compensation of $4.6 million.  Net income of $10.0 million for the six months ended June 30, 2014 included a $25.0 million milestone payment from Forest in May 2014.  Net cash provided by operating activities for the period ended June 30, 2014 also included non-cash adjustments of $3.9 million, primarily related to $2.9 million in stock-based compensation.  The primary use of cash was to fund the ongoing clinical studies and product development activities related to ADS-5102.

Net cash used in investing activities was $8.8 million for the six months ended June 30, 2015 compared to $194,000 for the same period in the prior year.  The increase in net cash used in investing activities resulted primarily from the purchase of $18.4 million of available-for-sale securities in the quarter ended March 31, 2015, offset by $10.1 million of maturities which occurred in the quarter ended June 30, 2015.

Net cash provided by financing activities was $9.3 million for the six months ended June 30, 2015, compared to $45.0 million for the six months ended June 30, 2014.  In the period ended June 30, 2015, we received net cash proceeds of $8.5 million related to the sale of common stock under a controlled equity offering compared to $43.2 million of net cash proceeds from our initial public offering.  In the six months ended June 30, 2015 we received cash proceeds of $0.6 million related to the exercise of stock options, compared to the same period in the prior year, in which we received $250,000 related to the exercise of stock options and $1.6 million from the issuance of stock for the exercise of warrants.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations.  We also seek to maximize income from our investments without assuming significant risk.  To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality.  As of June 30, 2015, we had cash, cash equivalents, and investments of $143.1 million, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities.  A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase.  However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.  We actively monitor changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Several companies submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR.  In January, February, and April 2014, we, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.  We are seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) we, Forest, and Merz be awarded monetary relief, in addition to any attorneys’ fees, costs, and expenses relating to the actions.  The trial is scheduled for February 2016.  Because these lawsuits were filed within the requisite 45 day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30 month stays for these ANDAs will begin to expire in June 2016.

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

We are a clinical-stage specialty pharmaceutical company and do not currently directly market any products. We currently exclusively license U.S. patent rights for two approved products, Namzaric (formerly known as MDX-8704) and Namenda XR, to Forest Laboratories Holdings Limited, or Forest, an indirect wholly-owned subsidiary of Allergan plc, and Forest markets Namzaric and Namenda XR in the United States, but we do not currently receive royalties on the sales of those products.  We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations.  Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, this was almost entirely due to milestone payments we received pursuant to our license agreement with Forest.  We incurred significant operating losses in 2011 and prior years and as we received our final milestone payment in 2014 pursuant to our license agreement with Forest, we expect to incur substantial and increasing losses for the foreseeable future.  As of June 30, 2015, we had an accumulated deficit of $36.6 million.

We have financed our operations primarily through our collaboration with Forest, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development.  We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates.  We anticipate that our expenses will increase substantially as we:

•                  conduct confirmatory Phase 3 registration trials of our lead wholly-owned product candidate, ADS-5102 in levodopa induced dyskinesia, or LID;

•                  conduct clinical trials of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis, or MS, in patients with walking impairment and potentially other indications.

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

To be profitable in the future, we or our current and future potential collaboration partners must succeed in developing and commercializing products with significant market potential.  This will require us or our partners to be successful in a range of activities, including advancing product candidates into clinical trials, completing clinical studies, and obtaining regulatory approvals related to those product candidates, and manufacturing, marketing, and selling those products for which regulatory approvals are obtained.  We or our partners may not succeed in these activities, and, as a result, we may never generate revenue that is sufficient to be profitable in the future.  We will not be entitled to receive any royalty payments with respect to sales of Namzaric until May 2020 and Namenda XR until June 2018.

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

We are seeking to advance multiple product candidates through the research and clinical development process.  The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds.  If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs.  As of June 30, 2015, we had approximately $143.1 million in cash, cash equivalents and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.  Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•                  the rate of progress and cost of our clinical studies;

•                  the initiation of additional clinical studies or new programs;

•                  the timing of, and costs involved in, seeking and obtaining approvals from the U.S. Food and Drug Administration, or FDA, and potentially other regulatory authorities;

•                  the costs of commercialization activities related to our product candidates, if approved, including initiating and expanding our sales, marketing, and distribution activities in anticipation of commercialization;

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

Risks related to the development and commercialization of our current and future products

Our success depends heavily on the approval and successful commercialization of ADS-5102 as well as the successful U.S. commercialization by Forest of Namzaric and Namenda XR.  If we are unable to successfully commercialize ADS-5102 or Forest is unable to successfully commercialize Namzaric and Namenda XR in the U.S., or if either we or Forest experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development of ADS-5102, an oral once-daily controlled-release version of the FDA-approved drug amantadine, and Namzaric, a fixed-dose combination of the FDA-approved drugs memantine and donepezil.  Namzaric has been exclusively licensed to Forest in the United States.  In addition, we have granted Forest a royalty-bearing license under certain of our patents to commercialize Namenda XR, a controlled-release version of memantine, in the United States.  Our ability to generate product and royalty revenue will depend heavily on the successful development, regulatory approval and eventual commercialization of ADS-5102 and successful commercialization of Namzaric and Namenda XR.  Under the terms of our license agreement with Forest, we will not be entitled to receive royalty payments on the sale of Namzaric until May 2020 and Namenda XR until June 2018.  The success of these drugs and drug candidates will depend on numerous factors, including:

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

Forest’s ability to successfully commercialize Namzaric and Namenda XR will depend in part on its ability to transition patients currently being prescribed the immediate-release version of memantine, known as Namenda IR, to Namenda XR and subsequently or directly to Namzaric.  The Attorney General of the State of New York filed a lawsuit against Forest and Allergan challenging Forest’s announced plan to discontinue sales of Namenda IR in the fall of 2014 and obtained an injunction that required Forest and Allergan to, among other things, continue selling Namenda IR until after generic memantine became commercially available, which occurred in July 2015.  If this litigation or other factors negatively impact Forest’s ability to successfully commercialize Namzaric and Namenda XR, our future royalty income could be materially adversely affected.

ADS-5102 is our only product candidate in clinical trials.  We cannot give any assurance that the Phase 3 clinical trials for LID or development program for any of our product candidates will be successful or completed in a timely or effective manner.  If clinical studies of ADS-5102 or our other product candidates fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.  Our failure to successfully complete our Phase 3 registration trials for ADS-5102, or otherwise adequately demonstrate the safety and effectiveness of this product candidate or our other product candidates will prevent us from receiving regulatory approval and would have a material and adverse impact on our business.

ADS-5102 is our only product candidate in clinical trials.  Before obtaining regulatory approval for the sale of our product candidates in any targeted indication, we must conduct extensive clinical studies and in some instances, extensive pre-clinical testing, including in certain indications, reproductive toxicology and carcinogenicity studies, to demonstrate the safety and efficacy of our product candidates in humans.  Pre-clinical and clinical studies are expensive, are difficult to design and implement, can take many years to complete and are uncertain as to outcome.  A failure of one or more of our pre-clinical or clinical studies could occur at any stage of testing.  The outcome of preclinical testing and early clinical studies may not be predictive of the success of later pre-clinical or clinical studies, and interim results of a clinical study do not necessarily predict final results.  For example, the successful results of our Phase 2/3 study of ADS-5102 for the treatment of LID may not be confirmed in our Phase 3 registration trials, including the safety results with respect to sleep related adverse events (e.g. the incidence of insomnia, nightmares, or abnormal dreams) or other safety measures.  Additionally, the Phase 3 registration trials may not confirm the efficacy results for a variety of reasons, including the differences in design of our Phase 3 registration trials (e.g. longer treatment period or larger sample size) from our Phase 2/3 study.  Accordingly, the reduction in LID compared to baseline prior to the administration of ADS-5102 may vary from our earlier study.  This observed benefit from our Phase 2/3 study may prove to be inconclusive or negative in our Phase 3 results if the duration of response, or other efficacy measure, decreases over time or patients are found to require increasing doses of ADS-5102 to achieve equivalent therapeutic benefits, as may be the case with levodopa in some patients.  For example, the 26-week Phase 3 trial may fail to demonstrate a durability of treatment effect if the efficacy decreases between week 13 and week 26.  As the prevalence of Parkinson’s disease increases with age, there may also be worsening of Parkinson’s disease symptoms of the patients, or other safety issues that arise whether related or unrelated to ADS-5102, that may negatively affect the Phase 3 registration trial results.  A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials.  A 2009 study completed by the Tufts Center for the Study of Drug Development estimated that less than 47% of certain CNS drugs in Phase 3 clinical trials proceeded to regulatory review.

We expect to announce top line results from the first of our confirmatory Phase 3 registration trials, EASE LID, by the first quarter of 2016, with the results from the remaining trials later in 2016.  If the data from any of our Phase 3 registration trials fail to adequately demonstrate the safety and effectiveness of ADS-5102, we may not be able to pursue or obtain regulatory approval, which would have a material and adverse impact on our business.

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

•                  the conduct of clinical studies of our product candidates may require more resources than we anticipate: for example, the confirmatory Phase 3 registration trials for ADS-5102 for LID may require the initiation and training of a large number of sites in the United States and Europe, compliance with a variety of foreign and domestic governmental regulations and new initiatives and processes for which we do not have prior experience implementing;

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

In 2014, we initiated our confirmatory Phase 3 registration trials including a separate open-label safety study of ADS-5102 for LID.  If these trials are successful, we intend to submit an NDA for ADS-5102 in that indication.  It is possible that the FDA may not consider the results of our studies to be sufficient for approval of ADS-5102 or any of our product candidates in their proposed indications.  If the FDA were to require us to conduct additional studies beyond those currently contemplated for our product candidates, including our existing Phase 3 registration trials for ADS-5102 for LID, our business and financial results would be materially adversely affected.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with developing manufacturing and packaging processes and scaling them up to commercial scale on a timely basis.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with developing manufacturing and packaging processes and scaling them up to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials or equipment.  Furthermore, there is no assurance we will be able to negotiate or maintain contracts with CMOs for long-term supply on acceptable terms or on a timely basis to ensure adequate supply for commercialization or our other needs.  These risks could delay an NDA for ADS-5102 and adversely affect regulatory approval of a product candidate.  In addition, even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that CMOs with which we contract will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities or to produce it in sufficient quantities to meet the requirements for the potential launch of the product to meet potential future demand on a timely basis.  If our CMOs are unable to produce sufficient quantities of the approved product, our regulatory approval or commercialization efforts would be significantly impaired, which would have an adverse effect on our business, financial condition, results of operations, and growth prospects.

Our product candidates, including ADS-5102, and both Namzaric and Namenda XR are complex to manufacture, and manufacturing disruptions may occur.

Our product candidates, including ADS-5102, and both Namzaric and Namenda XR include controlled-released versions of existing drugs, and some are combinations of existing drugs.  The manufacture and packaging of controlled-release versions of existing drugs or combinations of existing drugs are substantially more complex than the manufacture and packaging of the immediate-release versions of drugs alone.  Even after the manufacturing process for a controlled-release or combination product has been scaled to commercial levels and numerous commercial lots have been produced, manufacturing disruptions may occur.  Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve.  For example, in November 2013, Forest recalled three packaged lots of Namenda XR because Forest’s dissolution testing revealed a failure to meet specification throughout shelf life.  Namenda XR is one of the components of Namzaric.  If any such issues were to arise with respect to our product candidates or future products, if any, or if Forest’s sales of Namzaric or Namenda XR were to be negatively impacted by such issues, our business, financial results or stock price could be adversely affected.

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

The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, or that those patents are not enforceable.  This process is known as a paragraph IV challenge.  Upon receipt of the paragraph IV notice, the owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents.  The discovery, trial, and appeals process in such suits can take several years.  If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application.  This type of litigation is often time-consuming and costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents.  If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-

month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

For example, several companies have submitted ANDAs to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, one of which is owned by Forest, one of which is exclusively licensed to Forest by Merz Pharma GmbH & Co. KGaA, and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, or will not be infringed by the companies’ manufacture, use or sale of generic versions of Namenda XR.  In 2014, we, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits for infringement of the relevant patents against several of these companies that had then submitted ANDAs.  The trial is scheduled for February 2016.  Because these lawsuits were filed within the requisite 45-day period provided in the FDCA, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30-month stay for these ANDAs will expire beginning in June 2016.  From November 2014 through May 2015, we and Forest have entered into a series of settlement agreements on undisclosed terms.

For various strategic and commercial reasons, manufacturers of generic medications frequently file ANDAs shortly after FDA approval of a branded drug regardless of the perceived strength and validity of the patents associated with such product.  Based on these past practices, we believe it is likely that one or more such generic manufacturers will file ANDAs with respect to ADS-5102, if approved by the FDA, prior to the expiration of the patents related to those compounds.  In July 2015, we began to receive notices of ANDA filings from generic manufacturers seeking to manufacture and market Namzaric, and we expect to receive additional such notices.

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

If serious or other adverse side effects are identified during the development of ADS-5102 or any other product candidates, we may need to abandon our development of that product candidate, which would materially and adversely harm our business.

Our product candidate ADS-5102, along with our other earlier stage product candidates, are still in clinical or pre-clinical development.  The risk of failure during development is high.  It is impossible to predict when or if any of our product candidates will prove safe and tolerable enough to receive regulatory approval.  For example, amantadine, the active pharmaceutical ingredient in ADS-5102, carries the risk of blurred vision, dizziness, lightheadedness, faintness, trouble sleeping, depression or anxiety, hallucinations, swelling of the hands, legs, or feet, difficulty urinating, shortness of breath, and rash.  These side effects may be the cause of the relatively low rate of acceptance of amantadine by physicians and patients.  There can be no assurance that our Phase 3 registration trials for LID, our Phase 2 trial in major symptoms associated with MS or future studies in other indications will not fail due to safety or tolerability issues.  In such an event, we might need to abandon development of ADS-5102 entirely or for certain indications.  If we are forced to abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.

Safety issues with Namzaric, Namenda XR, or ADS-5102, or the parent drugs or other components of Namzaric, Namenda XR, or ADS-5102, or with approved products of third parties that are similar to Namzaric, Namenda XR, or ADS-5102, could decrease the potential sales of Namzaric, Namenda XR, or ADS-5102 or give rise to delays in the regulatory approval process, restrictions on labeling, or product withdrawal.

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market.  The labels for Namzaric and Namenda XR both list potential side effects, such as headache, diarrhea, and dizziness.  Side effects have been observed in clinical trial subjects taking ADS-5102, such as constipation, dizziness, hallucination, dry mouth, fall, confusion, headache, nausea, and weakness.

If we or others identify additional undesirable side effects caused by Namzaric, Namenda XR or by ADS-5102 after approval:

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

Namzaric, Namenda XR, or ADS-5102 may also be affected by the safety and tolerability of their parent drugs or drugs with similar mechanisms of action.  Although memantine, which is a component of Namzaric and Namenda XR, donepezil, which is a component Namzaric, and amantadine, which is a component of ADS-5102, have been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving memantine, donepezil, or amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates.  The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval.  Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate.  Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition.  Following consumption, Namzaric, Namenda XR, and ADS-5102 first are broken down by the body’s natural metabolic processes, during which time the active drug and other breakdown substances are released into the bloodstream.  While these breakdown substances are generally regarded as safe, it is possible that there could be unexpected toxicity associated with them that will cause Namzaric, Namenda XR, or ADS-5102 to be poorly tolerated by, or toxic to, humans.  Any unexpected toxicity of, or suboptimal tolerance to, the product or product candidates could reduce their sales of approved products and delay or prevent commercialization of our product candidates.

In addition, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as memantine, amantadine, or donepezil could adversely affect the commercialization of Namzaric, Namenda XR, and ADS-5102.  For example, the product withdrawals of Vioxx from Merck and Bextra from Pfizer due to safety issues have caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities.

The marketing of ADS-5102, if approved, will be limited to use in the treatment of specific indications, and if we want to expand the indications for which this product candidate may be marketed, additional regulatory approvals will need to be obtained, which may not be granted.

We are currently planning to seek regulatory approval of ADS-5102 for the treatment of LID, if our Phase 3 registration trials are successful.  If this product candidate is approved, the FDA will restrict our ability to market or advertise the product for other indications, which could limit physician and patient adoption.  We may attempt to develop, promote, and commercialize new treatment indications and protocols for ADS-5102 in the future, but we cannot predict when or if the clearances required to do so will be received.  In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications for ADS-5102, which would be time consuming and expensive, and may produce results that do not support regulatory approvals.  If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.  For example, recruiting and training a sales force is expensive and time-consuming and could delay product launch.  If the commercial launch of a product candidate for which we recruit a sales force and establish a commercial infrastructure and marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses.  This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

In addition, our existing arrangements for the commercialization of Namzaric and Namenda XR may not be successful and we also may not be successful entering into new arrangements with third parties to sell and market our future approved products or may be unable to do so on terms that are favorable to us.  We have and will in the future be likely to have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and could damage our reputation.  If we fail to appropriately estimate the size of sales force required to market our products, our commercialization efforts will be adversely affected.  If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our future approved products.

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

Delays in the establishment of clinical study sites and enrollment of patients in any of our clinical trials could increase our development costs and delay completion of studies for our product candidates.  Failure to timely enroll our Phase 3 registration trials for ADS-5102 and timely file our NDA for the treatment of LID would severely harm our business.

We may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities.  Location and enrollment of eligible patients may be adversely affected by a number of factors, including our inability to locate and activate clinical study sites at a satisfactory pace to meet our planned timetables.  Although we have completed enrollment of EASE LID, we continue to enroll patients in our EASE LID 3, including the initiation and conduct of clinical study sites in several countries in Europe for which we have no prior experience.  The conduct of studies in foreign countries raise additional issues and complexities and could significantly delay our trials.  Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect for any reason, the development costs for our product candidates may increase, the completion of our studies may be delayed, or our studies could become too expensive to complete.  Enrollment of all of the Phase 3 registration trials for ADS-5102 is planned to be completed in 2015; however, we cannot give assurance that we will be successful in meeting that timeline.  The study design for our Phase 3 trials of ADS-5102 for the treatment of LID is placebo controlled, meaning that a portion of patients will not receive treatment that may help control the symptoms of their Parkinson’s disease.  Because these symptoms are uncomfortable, a relatively long study period may make it more difficult to enroll and retain patients in the trial.  Failure to timely enroll our Phase 3 registration trials for ADS-5102 would in turn delay our ability to obtain data from these studies.  Even if successful, significant delays in the submission of the NDA, currently planned for 2016, may severely harm our business.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new therapeutic products is highly competitive.  We face competition with respect to our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide.  For example, in the market for Alzheimer’s disease treatments Namenda XR and Namzaric compete or will compete with generic products, such as galatamine, rivastigmine, and donepezil, as well as branded products, such as the Exelon patch (Novartis Pharmaceuticals Corp.) and Aricept 23 mg (Eisai Inc.).  ADS-5102, if approved, for the treatment of LID, may face competition from various drugs approved for treatment of Parkinson’s disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc.), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB, Inc.), Comtan (Novartis Pharmaceuticals Corp.), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Apokyn (Bertek), Bromocriptine (Mylan Laboratories, Inc.), Zelapar (Valeant Pharmaceuticals International), Eldepryl (Somerset Pharmaceuticals Inc.), Tasmar (Valeant Pharmaceuticals International), Cogentin (Oaks Pharma Akorn), Exelon (Novartis Pharmaceuticals Corp.), Stalevo (Novartis Pharmaceuticals Corp.), Rytary (Impax), and Duopa (Abbvie).  ADS-5102 may also face competition from drugs currently in development for LID from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Pharmaceutical Corporation, or Osmotica, Avanir Pharmaceuticals, Newron Pharmaceuticals S.p.A, Neurolixis Inc, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd.  Other products in late stage development for Parkinson’s disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Acadia, Bial-Portela CSA, Biotie Therapies Corp, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.

ADS-5102 may also face competition from generic versions of amantadine and from other controlled-release versions of amantadine that may be in development.  For example, one competitor, Osmotica, has posted a notice on clinicaltrials.gov regarding its conduct of two Phase 3 clinical trials of extended release amantadine for LID.  Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.  Many of these competitors are attempting to develop therapeutics for our target indications.  In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors.

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

Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition.  Generally, if a drug product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication.  The applicable period of exclusivity is up to seven years in the United States.  Even though we have orphan drug designation for ADS-5102 for the treatment of LID, we may not be the first to obtain marketing approval.  If any of our competitors obtain orphan drug exclusivity for their product candidate in one of our target indications, the marketing application for our drug product in that target indication could be delayed for so long as the competitor has orphan drug exclusivity for its product.  For example, in July 2015, the FDA granted Osmotica orphan drug designation for its amantadine hydrochloride product candidate for the treatment of LID.

Even if we are first to obtain marketing approval for ADS-5102 for the treatment of LID, the FDA could still subsequently approve the same drug with the same active moiety for the same condition, if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care.  Orphan drug designation does not shorten a drug’s development or regulatory review time, nor does it give the drug any advantage in the regulatory review or approval process.

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

We currently rely on single source suppliers for each of our product candidates and continue to seek additional long-term supply agreements.  A failure to qualify at least one manufacturer on a timely basis would delay our anticipated NDA for ADS-5102.  Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts, which would adversely affect our business.  New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate.  Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us.  Qualifying and negotiating long term contracts with manufacturers and providers of packaging services is a lengthy process.  If at any time, one or more of our qualified contract organizations were not able to manufacture our drug substance or provide the requisite services, our business and financial condition would be materially adversely affected.

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

As of June 30, 2015, we had 55 full-time employees.  Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing.  To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.  The physical expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We are an “emerging growth company,” and we cannot be certain whether the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier.  We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, and we could fail to successfully improve our systems, procedures and controls, which could affect our operating results.

As a public company, we will continue to incur legal, accounting and other expenses associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules implemented by the SEC and the NASDAQ Stock Market LLC.  We expect that we will need to continue to improve existing, and implement new operational, financial, and information management systems, procedures, and controls to manage our business effectively.  Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures, or controls may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective.

An active trading market for our common stock may not be maintained.

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future or that the daily trading volume will be adequate to allow orderly purchases or sales of our common stock without significantly impacting the price per share.  If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all.

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date: August 11, 2015	/s/ Gregory Went, Ph.D.
Gregory Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2015	/s/ William Dawson
William Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.23	Offer letter by and between the registrant and Rajiv Patni, MD, dated April 17, 2015.

10.24	Adamas Pharmaceuticals, Inc. Form of Stock Option Grant Notice and Option Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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