Form 10-Q
period 2015-09-30
Adamas Pharmaceuticals Inc
filed 2015-11-12
CIK 1328143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 9, 2015 was 18,422,074.

ADAMAS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$37,118	$61,446
Available-for-sale securities	66,330	60,912
Accounts receivable	936	524
Prepaid expenses and other current assets	1,070	645
Total current assets	105,454	123,527
Property and equipment, net	2,141	1,228
Available-for-sale securities, non-current	29,145	36,364
Other assets	38	70
Total assets	$136,778	$161,189
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,856	$3,685
Accrued liabilities	7,828	8,595
Other current liabilities	272	265
Total current liabilities	10,956	12,545
Non-current liabilities	1,832	1,570
Total liabilities	12,788	14,115
Commitments and Contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value — 100,000,000 shares authorized, 18,416,369 and 17,551,375 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	23	22
Additional paid-in capital	175,406	157,581
Accumulated other comprehensive income (loss)	22	(180)
Accumulated deficit	(51,461)	(10,349)
Total stockholders’ equity	123,990	147,074
Total liabilities and stockholders’ equity	$136,778	$161,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$768	$215	$1,392	$25,545
Operating expenses
Research and development	9,960	5,412	26,198	13,343
General and administrative	5,803	4,353	16,568	10,724
Total operating expenses	15,763	9,765	42,766	24,067
Income (loss) from operations	(14,995)	(9,550)	(41,374)	1,478
Interest and other income (expense), net	85	(1)	265	(801)
Income (loss) before income taxes	(14,910)	(9,551)	(41,109)	677
Income tax expense (refund)	(51)	6	3	185
Net income (loss)	$(14,859)	$(9,557)	$(41,112)	$492

Net income (loss) attributable to common stockholders:
Basic	$(14,859)	$(9,557)	$(41,112)	$53
Diluted	$(14,859)	$(9,557)	$(41,112)	$54

Net income (loss) per share attributable to common stockholders:
Basic	$(0.81)	$(0.57)	$(2.28)	$—
Diluted	$(0.81)	$(0.57)	$(2.28)	$—

Weighted average number of shares used in computing net income (loss) attributable to common stockholders:
Basic	18,395	16,787	18,001	13,998
Diluted	18,395	16,787	18,001	16,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(14,859)	$(9,557)	$(41,112)	$492
Unrealized gain on available-for-sale securities	68	—	202	—
Comprehensive income (loss)	$(14,791)	$(9,557)	$(40,910)	$492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(41,112)	$492
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	306	99
Stock-based compensation	7,205	4,907
Change in preferred stock warrant value	—	983
Net accretion of discounts and amortization of premiums of available-for-sale securities	850	—
Loss on fixed asset disposal	—	80
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(14)	—
Prepaid expenses and other assets	(393)	(1,077)
Accounts receivable	(412)	9
Accounts payable	(834)	936
Accrued liabilities and other liabilities	(469)	811
Net cash provided by (used in) operating activities	(34,873)	7,240
Cash flows from investing activities
Purchases of property and equipment	(1,131)	(194)
Purchases of available-for-sale securities	(32,578)	—
Maturities of available-for-sale securities	33,745	—
Net cash provided by (used in) investing activities	36	(194)
Cash flows from financing activities
Net proceeds from public offerings	9,657	42,632
Proceeds from issuance of common stock upon exercise of stock options	671	250
Proceeds from employee stock purchase plan	181	—
Proceeds from issuance of common and preferred stock upon exercise of warrants	—	1,986
Net cash provided by financing activities	10,509	44,868
Net increase (decrease) in cash and cash equivalents	(24,328)	51,914
Cash and cash equivalents at beginning of period	61,446	85,612
Cash and cash equivalents at end of period	$37,118	$137,526
Supplemental disclosure
Cash paid for income taxes	$4,691	$—
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment paid after period end	$88	$229
Disposal of fully depreciated property and equipment	$20	—
Change in unrealized gain on available-for-sale investments	$202	—
Liability assumed in noncash stock transaction	$—	$341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     THE COMPANY

Adamas Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems (“CNS”).  The Company achieves this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  The Company’s business strategy is twofold.  The Company intends to develop and commercialize its wholly-owned products directly.  In addition, the Company may form partnerships with companies that have an already established CNS market presence.  The Company is developing its lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride), for a complication associated with the treatment of Parkinson’s disease known as levodopa-induced dyskinesia (“LID”) and potentially as a treatment for one or more additional CNS indications.  In 2013, the Company successfully completed a Phase 2/3 clinical trial of ADS-5102 for LID.  In the third quarter of 2015, the Company completed enrollment in EASE LID, a confirmatory Phase 3 trial of ADS-5102.  The Company expects to announce top-line results from EASE LID by the end of the first quarter of 2016.  In addition, the Company plans to complete enrollment in EASE LID 3 near year-end 2015.  Assuming that the data from our Phase 3 program for ADS-5102 for LID are supportive, the Company anticipates the filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for LID in 2016.  Further, the Company is exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis (“MS”) in patients with walking impairment with the initiation of a Phase 2 clinical program in June 2015.

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

Based upon the current status of, and plans for, its product development, the Company believes that the existing cash, cash equivalents, and available-for-sale securities of $132.6 million as of September 30, 2015 will be adequate to satisfy the Company’s capital needs through at least the next twelve months.  However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals.  These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or partner collaborations generate sufficient revenue to cover expenses. While the Company had net income during 2014, it has not generated any commercial revenue from sales of its products.  Under its license agreement with Forest, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for sales of Namzaric until mid-2020 and Namenda XR until mid-2018.  To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract.  It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation.  This standard will replace most existing revenue recognition guidance.  On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at
	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market	$26,873	$26,873	$—	$—
Corporate debt	74,749	—	74,749	—
U.S. Treasury notes	16,726	—	16,726	—
Commercial paper	4,000	—	4,000	—
Total	$122,348	$26,873	$95,475	$—

	Fair Value Measurements at
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market	$59,303	$59,303	$—	$—
Corporate debt	85,311	—	85,311	—
U.S. Treasury notes	11,965	—	11,965	—
Total	$156,579	$59,303	$97,276	$—

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015.

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

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities (in thousands):

	September 30, 2015
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$74,755	$24	$(30)	$74,749
U.S. Treasury notes	16,698	28	—	16,726
Commercial paper	4,000	—	—	4,000
Total	$95,453	$52	$(30)	$95,475
Reported as:
Short-term investments	$66,349	$4	$(23)	$66,330
Long-term investments	29,104	48	(7)	29,145
Total	$95,453	$52	$(30)	$95,475

	December 31, 2014
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$85,474	$—	$(163)	$85,311
U.S. Treasury notes	11,982	—	(17)	11,965
Total	$97,456	$—	$(180)	$97,276
Reported as:
Short-term investments	$61,014	$—	$(104)	$60,910
Long-term investments	36,442	—	(76)	36,366
Total	$97,456	$—	$(180)	$97,276

Short-term and long-term investments includes accrued interest of $0.5 million and $77,000 respectively, as of September 30, 2015.   Short-term and long-term investments includes accrued interest of $0.3 million and $0.2 million, respectively, as of December 31, 2014.  The Company has not incurred any realized gains or losses on investments for the three and nine months ended September 30, 2015 and 2014.  Investments are classified as short-term or long-term depending on the underlying investment’s maturity date.  Long-term investments have a maturity date range of greater than 12 months and a maximum of 23 months as of September 30, 2015.

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

6.     WARRANTS TO PURCHASE COMMON STOCK

In conjunction with various financings between 2002 and 2012, the Company issued warrants to purchase 758,994 shares of convertible preferred stock and 127,780 shares of common stock.  The relative fair value of these warrants was determined using the Black-Scholes model and was amortized to interest expense over the term of each loan, unless subsequently modified.  In July 2015, warrants to purchase an aggregate of 7,116 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 3,484 shares of common stock.    As of September 30, 2015 and December 31, 2014, warrants to purchase zero and 7,116 shares of common stock were outstanding, respectively.   As of both September 30, 2015 and December 31, 2014, there were no warrants to purchase convertible preferred stock outstanding.

Prior to the IPO in April 2014, the warrants to purchase convertible preferred stock were classified as a liability and remeasured to fair value each reporting period.  The Company had estimated the fair value of these liabilities using the Black-Scholes model and assumptions that were based on the individual characteristics of the warrants on the valuation date, as well as the assumptions for expected volatility, expected life, dividends, and risk-free interest rate.  Immediately prior to the completion of the Company’s IPO in 2014, all of the warrants were either exercised for cash or automatically net exercised for a total issuance of 199,837 shares of common stock, pursuant to the terms of the warrants.  Just prior to the exercises, all of the outstanding warrants, covering 220,004 shares, were remeasured using the intrinsic value of the warrant computed as the difference between the $16.00 per share IPO price and the $3.80 per share exercise price of the warrant.  The remeasurement of the fair value of these warrants from December 31, 2013 through the date of the conversion to a common stock warrant and following the exercise resulted in a $1.0 million expense recorded to other income (expense), net in the Company’s consolidated statements of operations and comprehensive income.  The resulting fair value of approximately $27.9 million was reclassified as additional paid-in capital upon completion of the IPO.

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

As of September 30, 2015, future minimum lease payments under a non-cancelable facility operating lease including related office equipment were as follows (in thousands):

September 30,
2015
Remainder of 2015	$159
2016	650
2017	650
2018	660
2019	667
Thereafter	223
Total	$3,009

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

We and Forest have entered into a series of settlement agreements.  The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.  The litigations remain ongoing with several of the Namenda XR ANDA filers.

Several companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020. We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case.   The court has not set a schedule for these cases.

Because these Namenda XR and Namzaric lawsuits were filed within the requisite 45 day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents. The 30 month stays for these Namenda XR and Namzaric ANDAs will begin to expire in June 2016 and January 2018, respectively.

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

The Company has classified all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested. At September 30, 2015 and December 31, 2014, 3,000 and 13,000 shares of common stock, respectively, from early exercised options were unvested.

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

The following table summarizes the total sales under the Sales Agreement through the period indicated (in thousands, except per share amounts):

September 30,
2015
Total shares of common stock sold	509,741
Average price per share	$20.04
Gross proceeds	$10,216
Commissions earned by Cantor	$306
Other issuance costs	$253

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2015	2014
Common stock options outstanding	5,381,791	4,981,522
Common stock options available for grant	1,482,415	1,518,191
Employee stock purchase plan	410,828	249,887
Warrants to purchase common stock	—	7,116
Total	7,275,034	6,756,716

9.     STOCK-BASED COMPENSATION

Stock Compensation Plans

In October 2002, the Company established its 2002 Employee, Director and Consultant Stock Plan and in December 2007, the Company established its 2007 Stock Plan. No further grants were then made under the 2002 Plan.

In February 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO. No further grants were then made under the 2007 Plan.  Under the 2014 Plan, 1,993,394 shares of the Company’s common stock were made available for issuance, which included all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, and is subject to further increase for shares that were subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired. The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by our board of directors.  For 2015, the common stock available for issuance under the 2014 Plan increased by 701,763 shares of common stock. As of September 30, 2015, the number of shares available for issuance under the 2014 Plan was 1,482,415.

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

In February 2014, the Company’s board of directors adopted and, in March 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO.  The ESPP authorized the issuance of 262,762 shares. Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000.  Through September 30, 2015, the Company issued a total of 27,374 shares under the ESPP. The number of shares available for future issuance under the plan were 410,828 at September 30, 2015. Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above. For 2015, the common stock available for issuance under the ESPP increased by 175,440 shares of common stock.

The stock option and related activity under all of our stock option plans is summarized as follows:

			Weighted
	Outstanding Options		Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
Stock Options	Shares	Price	(years)	(thousands)
Balances, December 31, 2014	4,981,522	$6.10		$
Options granted	891,150	18.15
Options exercised	(337,270)	1.99
Options forfeited	(153,611)	3.36
Balances, September 30, 2015	5,381,791	$8.43	7.44	$46,322
Vested and expected to vest, September 30, 2015	5,133,251	$8.25	7.38	$45,040
Exercisable, September 30, 2015	2,586,904	$4.41	6.10	$32,082

The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the fair value of Adamas’ common stock of $16.74 as of September 30, 2015.

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Research and development:
Employees	$703	$315	$1,799	$718
Nonemployee consultants	79	327	491	1,019
General and administrative:
Employees	1,793	896	4,617	2,068
Nonemployee consultants	48	499	298	1,102
Total expense	$2,623	$2,037	$7,205	$4,907

As of September 30, 2015, there was total unrecognized compensation cost of approximately $26.2 million.  This cost is expected to be recognized over a period of 3.0 years.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected price volatility	79% - 80%	85% - 96%	68% - 80%	72% - 98%
Risk-free interest rate	1.69% - 1.89%	1.66% - 2.41%	1.37% - 1.95%	0.81% - 2.75%
Expected term (in years)	6.00 - 6.25	5.50 - 10.00	5.50 - 6.25	3.25 - 10.00
Dividend yield	—	—	—	—

Non-employee Stock-Based Compensation

During the three and nine months ended September 30, 2015, the Company did not grant options of common stock to consultants.  During the three and nine months ended September 30, 2014, the Company granted options to purchase 29,000 and 199,550 shares of common stock to consultants, respectively. These options are granted in exchange for consulting services to be rendered and vest over the term of the consulting agreement.

10.   NET INCOME PER SHARE

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Historical net income (loss) per share
Numerator:
Net income (loss)	$(14,859)	$(9,557)	$(41,112)	$492
Noncumulative dividend on preferred stock	—	—	—	(432)
Undistributed earnings allocated to preferred stockholders	—	—	—	(7)
Basic net income (loss) attributable to common stockholders	(14,859)	(9,557)	(41,112)	53
Adjustment to net income for dilutive securities	—	—	—	1
Diluted net income (loss) attributable to common stockholders	$(14,859)	$(9,557)	$(41,112)	$54
Denominator:
Basic common shares outstanding:
Basic common shares outstanding: weighted average common shares outstanding	18,398	16,801	18,006	14,009
Less: weighted average unvested common shares subject to repurchase	(3)	(14)	(5)	(11)
Weighted average number of common shares used in calculating net income per share—basic	18,395	16,787	18,001	13,998
Dilutive securities:
Common stock options	—	—	—	2,606
Warrants to purchase common stock	—	—	—	165
Weighted average number of common shares used in calculating net income per share—diluted	18,395	16,787	18,001	16,769
Net income (loss) per share attributable to common stockholders
Basic	$(0.81)	$(0.57)	$(2.28)	$—
Diluted	$(0.81)	$(0.57)	$(2.28)	$—

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Options to purchase common stock	5,381	5,236	5,206	198

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

Overview

We are a specialty pharmaceutical company driven to improve the lives of those affected by chronic disorders of the central nervous system, or CNS.  We achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  Our business strategy is twofold.  We intend to develop and commercialize our wholly-owned products directly.  In addition, we may form partnerships with companies that have an already established CNS market presence.  We are developing our lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride), for a complication associated with the treatment of Parkinson’s disease known as levodopa-induced dyskinesia, or LID, and potentially as a treatment for one or more additional CNS indications.  In 2013, we successfully completed a Phase 2/3 clinical trial, in which patients receiving ADS-5102 had a statistically significant 43% reduction in LID compared to their baseline LID experienced prior to taking ADS-5102.  In the third quarter of 2015, we completed enrollment in EASE LID, a confirmatory Phase 3 trial of ADS-5102. We expect to announce top-line results from EASE LID by the end of the first quarter of 2016.  In addition, we plan to complete enrollment in EASE LID 3 near year-end 2015.  Assuming that the data from our Phase 3 program for ADS-5102 for LID are supportive, we anticipate the filing of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for LID in 2016.

Furthermore, we are exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis, or MS, in patients with walking impairment, with the initiation of a Phase 2 clinical program in June 2015.

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

Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest.  We have not generated any commercial product revenue.  As of September 30, 2015, we had an accumulated deficit of $51.5 million.  Although we reported net income in each of the years ending December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest.  There are no further milestone payments to be earned under our license agreement with Forest.  We cannot assure you that we will receive additional collaboration revenue in the future.  We incurred significant losses prior to 2012 and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

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

Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants.  In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts, commissions and offering expenses.  In connection with the completion of our IPO, all convertible preferred stock converted into common stock.  On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million.  As of September 30, 2015, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement.

As of September 30, 2015, we had cash, cash equivalents, and investments of $132.6 million.

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Product candidates
ADS-5102	$8,350	$5,138	$23,572	$12,622
Other research and development expenses (1)	1,610	274	2,626	721
Total research and development expenses	$9,960	$5,412	$26,198	$13,343

(1)	Other research and development expenses include costs not allocated to a specific program.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates.  We allocate research and development salaries, benefits, stock-based compensation, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods.  Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

Comparison of the three and nine months ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	% Increase/	September 30,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
Revenue	$768	$215	$553	257%	$1,392	$25,545	$(24,153)	(95)%
Research and development expenses	9,960	5,412	4,548	84%	26,198	13,343	12,855	96%
General and administrative expenses	5,803	4,353	1,450	33%	16,568	10,724	5,844	54%
Interest and other income (expense), net	85	(1)	86	8,600%	265	(801)	1,066	133%

Revenue

Our revenue for the three and nine months ended September 30, 2015 was $0.8 million and $1.4 million, respectively, compared to $0.2 million and $25.5 million, respectively, for the same periods in the prior year.  Revenue for both periods in 2015 is primarily related to reimbursement of certain expenses as provided for in our license agreement with Forest, as well as from government contracts.  Revenue for the three and nine months ended September 30, 2014 related to reimbursement of certain expenses as provided for in our license agreement with Forest.  Additionally, we received a  $25.0 million development milestone from Forest in May 2014, which is included in revenue for the nine months ended September 30, 2014.

Research and development expenses

Research and development expenses increased by $4.5 million, or 84%, to $10.0 million for the three months ended September 30, 2015 from $5.4 million for the three months ended September 30, 2014.  Included in research and development expenses was stock-based compensation expense, which was $0.8 million for the three months ended September 30, 2015,  compared to $0.6 million for the same period in prior year.  The increase in research and development expenses was attributed to our continued development of ADS-5102, which increased by $3.2 million, or 63%, to $8.4 million from $5.1 million for the three months ended September 30, 2015 and 2014, respectively.  The increase related primarily to increased headcount, as well as continued enrollment in our Phase 3 program in support of ADS-5102 for LID and our Phase 2 trial for the treatment of major symptoms associated with MS.

For the nine months ended September 30, 2015 and 2014, research and development expenses increased by $12.9 million, or 96%, to $26.2 million from $13.3 million, respectively.  Included in research and development expenses was stock-based compensation expense, which was $2.3 million for the nine months ended September 30, 2015 compared to $1.7 million for the same period in prior year.  The increase in research and development expenses was attributed to our continued development of ADS-5102, which increased by $11.0 million, or 87%, to $23.6 million from $12.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase related primarily to manufacturing of clinical supplies, increased headcount, as well as continued enrollment in our Phase 3 program in support of ADS-5102 for LID and our Phase 2 trial for the treatment of major symptoms associated with MS.

General and administrative expenses

General and administrative expenses increased by $1.5 million, or 33%, to $5.8 million for the three months ended September 30, 2015 from $4.4 million for the three months ended September 30, 2014.  The increase in general and administrative expenses was primarily due to the increase in headcount-related expenses to expand our capabilities as a public and pre-commercial company.  General and administrative expenses also included stock-based compensation expense of $1.8 million compared to $1.4 million for the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, general and administrative expenses increased by $5.8 million, or 54%, to $16.6 million from $10.7 million, respectively.  The increase in general and administrative expenses was primarily due to the increase in headcount-related expenses to expand our capabilities as a public and pre-commercial company.  General and administrative expenses also included stock-based compensation expense of $4.9 million compared to $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest and Other income (expense), net

Interest and other income (expense), net, increased by $86,000 with net interest income of $85,000 for the three months ended September 30, 2015 compared to other expense of $1,000 for the three months ended September 30, 2014.  For the nine months ended September 30, 2015 net interest income was $0.3, an increase of $1.1 million compared to the nine months ended September 30, 2014 in which we recorded other expense of $0.8 million.  Net interest income for the three and nine months ended September 30, 2015 was primarily due to interest income earned on investments.  In the three and nine months ended September 30, 2014 we recorded other expense, primarily attributed to the remeasurement of preferred stock warrants and recognition of the change in fair value.

Liquidity, capital resources and plan of operation

We have funded our operations primarily through $160 million of payments received pursuant to our license agreement with Forest, $88.2 million of sales of convertible preferred stock and warrants, and $42.6 million pursuant to sales of our common stock in public offerings, including $41.4 million in our April 2014 IPO.  On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate value of up to $25.0 million.  As of September 30, 2015, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement. We have not generated any revenue from the sale of products.  We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011.  Although in 2014, 2013, and 2012, we recognized a profit and positive cash flow as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014, and we do not currently receive any royalties from Forest, nor do we have other collaborations from which we might expect milestone or royalty revenue.  Consequently, we expect to incur substantial and increasing losses for the foreseeable future.  As of September 30, 2015, we had cash, cash equivalents and investments of $132.6 million.  We believe our existing cash and cash equivalents will be sufficient to fund our projected operating requirements, including operations related to the continued development of ADS-5102 for LID, for at least the next 12 months based on cash, cash equivalents, and investments on hand as of September 30, 2015.

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

Comparison of 2015 and 2014

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(34,873)	$7,240
Investing activities	36	(194)
Financing activities	10,509	44,868
Net increase (decrease) in cash and cash equivalents	$(24,328)	$51,914

Net cash used in operating activities was $34.9 million for the nine months ended September 30, 2015 compared to $7.2 million of net cash provided by operating activities for the same period in prior year.  Net loss of $41.1 million for the nine months ended September 30, 2015 included net non-cash adjustments of $8.4 million, which consisted primarily of stock-based compensation of $7.2 million.  Net income of $0.5 million for the nine months ended September 30, 2014 included a $25.0 million milestone payment from Forest in May 2014.  Net cash provided by operating activities for the nine months ended September 30, 2014 also included non-cash adjustments of $6.1 million, primarily related to $4.9 million in stock-based compensation.  The primary use of cash was to fund the ongoing clinical studies and product development activities related to ADS-5102.

Net cash provided by investing activities was $36,000 for the nine months ended September 30, 2015 compared to $0.2 million of net cash used in investing activities for the same period in the prior year.  Net cash provided by investing activities for the nine months ended September 30, 2015 was a result of  $33.7 million of maturities of available-for-sale securities offset by purchases of $32.6 million of available-for-sale securities and $1.1 million of property and equipment.  Net cash used in investing activities for the nine months ended September 30, 2014 related to purchases of property and equipment.

Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2015, compared to $44.9 million for the nine months ended September 30, 2014.  In the period ended September 30, 2015, we received net cash proceeds of $9.7 million related to the sale of common stock under a controlled equity offering, compared to $42.6 million of net cash proceeds from our initial public offering received in the nine months ended September 30, 2014.  In the nine months ended September 30, 2015 we received cash proceeds of $0.9 million related to the exercise of stock options and from purchases of common stock under the Employee Stock Purchase Plan, compared to the same period in the prior year, in which we received $0.3 million related to the exercise of stock options and $2.0 million from the issuance of stock for the exercise of warrants.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations.  We also seek to maximize income from our investments without assuming significant risk.  To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality.  As of September 30, 2015, we had cash, cash equivalents, and investments of $132.6 million, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities.  A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase.  However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.  We actively monitor changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-

15(e) under the Exchange Act) as of September 30, 2015.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We and Forest have entered into a series of settlement agreements.  The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.  The litigations remain ongoing with several of the Namenda XR ANDA filers.

Several companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties beginning in May 2020.  We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case.   The court has not set a schedule for these cases.

Because these Namenda XR and Namzaric lawsuits were filed within the requisite 45 day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30 month stays for these Namenda XR and Namzaric ANDAs will begin to expire in June 2016 and January 2018, respectively.

ITEM 1A.RISK FACTORS

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

We are a clinical-stage specialty pharmaceutical company and do not currently directly market any products. We currently exclusively license U.S. patent rights for two approved products, Namzaric (formerly known as MDX-

8704) and Namenda XR, to Forest Laboratories Holdings Limited, or Forest, an indirect wholly-owned subsidiary of Allergan plc, and Forest markets Namzaric and Namenda XR in the United States, but we do not currently receive royalties on the sales of those products.  We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations.  Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, this was almost entirely due to milestone payments we received pursuant to our license agreement with Forest.  We incurred significant operating losses in 2011 and prior years and as we received our final milestone payment in 2014 pursuant to our license agreement with Forest, we expect to incur substantial and increasing losses for the foreseeable future.  As of September 30, 2015, we had an accumulated deficit of $51.5 million.

We have financed our operations primarily through our collaboration with Forest, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development.  We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates.  We anticipate that our expenses will increase substantially as we:

•	conduct the Phase 3 program of our lead wholly-owned product candidate, ADS-5102 in levodopa-induced dyskinesia, or LID;

•	conduct clinical trials of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis, or MS, in patients with walking impairment and potentially other indications.

•	seek regulatory approvals for our product candidates that successfully complete clinical studies;

•	establish a specialty CNS sales force and distribution and marketing capabilities to commercialize products for which we may obtain regulatory approval;

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

We are seeking to advance multiple product candidates through the research and clinical development process.  The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds.  If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs.  As of September 30, 2015, we had approximately $132.6 million in cash, cash equivalents and investments.  We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.  Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We have invested a significant portion of our efforts and financial resources into the development of ADS-5102, an oral once-daily controlled-release version of the FDA-approved drug amantadine, and Namzaric, a fixed-dose combination of the FDA-approved drugs memantine and donepezil.  Namzaric has been exclusively licensed to Forest in the United States.  In addition, we have granted Forest a royalty-bearing license under certain of our patents to commercialize Namenda XR, a controlled-release version of memantine, in the United States.  Our ability to generate product and royalty revenue will depend heavily on the successful development, regulatory approval and eventual commercialization of ADS-5102 and successful commercialization of Namzaric and Namenda XR.  Under the terms of our license agreement with Forest, we will not be entitled to receive royalty payments on the sale of Namzaric until May 2020 and Namenda XR until June 2018.  The success of these drugs and drug candidates will depend on numerous factors, including:

•	successfully completing the development program for ADS-5102 in a timely manner;

•

receiving marketing approval for ADS-5102 from the FDA in a timely manner so as to obtain orphan exclusivity and, to a lesser extent, similar regulatory authorities outside the United States for our product candidates;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	launching commercial sales of any of the product candidates that may be approved;

•	the medical community and patients accepting any approved product;

•	the placement of any approved products on payors’ formulary tiers and the reimbursement rates established for the approved products;

•	effectively competing with other therapies;

•	any approved products continuing to have an acceptable safety profile following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

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

ADS-5102 is our only product candidate in clinical trials.  We cannot give any assurance that the Phase 3 clinical program for LID or development program for any of our product candidates will be successful or completed in a timely or effective manner.  If clinical studies of ADS-5102 or our other product candidates fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.  Our failure to successfully complete our Phase 3 program for ADS-5102, or otherwise adequately demonstrate the safety and effectiveness of this product candidate or our other product candidates will prevent us from receiving regulatory approval and would have a material and adverse impact on our business.

ADS-5102 is our only product candidate in clinical trials.  Before obtaining regulatory approval for the sale of our product candidates in any targeted indication, we must conduct extensive clinical studies and in some instances, extensive pre-clinical testing, including in certain indications, reproductive toxicology and carcinogenicity studies, to demonstrate the safety and efficacy of our product candidates in humans.  Pre-clinical and clinical studies are expensive, are difficult to design and implement, can take many years to complete and are uncertain as to outcome.  A failure of one or more of our pre-clinical or clinical studies could occur at any stage of testing.  The outcome of preclinical testing and early clinical studies may not be predictive of the success of later pre-clinical or clinical studies, and interim results of a clinical study do not necessarily predict final results.  For example, the successful results of our Phase 2/3 study of ADS-5102 for the treatment of LID may not be confirmed in our Phase 3 program, including the safety results with respect to sleep related adverse events (e.g. the incidence of insomnia, nightmares, or abnormal dreams) or other safety measures.  Additionally, the Phase 3 program may not confirm the efficacy results for a variety of reasons, including the differences in design of our Phase 3 program (e.g. longer treatment period or larger sample size) from our Phase 2/3 study.  Accordingly, the reduction in LID compared to baseline prior to the administration of ADS-5102 may vary from our earlier study.  This observed benefit from our Phase 2/3 study may prove to be inconclusive or negative in our Phase 3 results if the duration of response, or other efficacy measure, decreases over time or patients are found to require increasing doses of ADS-5102 to achieve equivalent therapeutic benefits, as may be the case with levodopa in some patients.  For example, the 26-week Phase 3 trial may fail to demonstrate a durability of treatment effect if the efficacy decreases between week 13 and week 26.  As the prevalence of Parkinson’s disease increases with age, there may also be worsening of Parkinson’s disease symptoms of the patients, or other safety issues that arise whether related or unrelated to ADS-5102, that may negatively affect the Phase 3 program results.  A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials.  A 2009 study completed by the Tufts Center for the Study of Drug Development estimated that less than 47% of certain CNS drugs in Phase 3 clinical trials proceeded to regulatory review.

We expect to announce top-line results from EASE LID, a confirmatory Phase 3 trial of ADS-5102, by the end of the first quarter of 2016.  If the data from EASE LID or our development program fail to adequately demonstrate the safety and effectiveness of ADS-5102, we may not be able to pursue or obtain regulatory approval, which would have a material and adverse impact on our business.

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

•

even if clinical studies demonstrate statistically significant efficacy and acceptable safety, the FDA or similar authorities outside the United States may not consider the results of our studies to be sufficient for approval of ADS-5102 or any of our product candidates in their proposed indications;

•

the number of patients required for clinical studies of our product candidates may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, or patients may drop out of these clinical studies at a higher rate than we anticipate;

•	the cost of clinical studies of our product candidates may be greater than we anticipate;

•

the conduct of clinical studies of our product candidates may require more resources than we anticipate: for example, our Phase 3 program for ADS-5102 for LID includes a large number of sites in the United States and Europe, compliance with a variety of foreign and domestic governmental regulations and new initiatives and processes for which we do not have prior experience implementing;

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

For example, several companies have submitted ANDAs to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, one of which is owned by Forest, one of which is exclusively licensed to Forest by Merz Pharma GmbH & Co. KGaA, and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, or will not be infringed by the companies’ manufacture, use or sale of generic versions of Namenda XR.  We, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits for infringement of the relevant patents against several of these companies that had then submitted ANDAs.  The trial is scheduled for February 2016.  We and Forest have entered into a series of settlement agreements.  The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.  The litigations remain ongoing with several of the Namenda XR ANDA filers.

Several companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which we are entitled to receive royalties beginning in May 2020.  We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case.   The court has not set a schedule for these cases.

Because these Namenda XR and Namzaric lawsuits were filed within the requisite 45-day period provided in the FDCA, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30-month stay for these Namenda XR and Namzaric ANDAs will expire beginning in June 2016 and January 2018, respectively.

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

Our product candidate ADS-5102, along with our other earlier stage product candidates, are still in clinical or pre-clinical development.  The risk of failure during development is high.  It is impossible to predict when or if any of our product candidates will prove safe and tolerable enough to receive regulatory approval.  For example, amantadine, the active pharmaceutical ingredient in ADS-5102, carries the risk of blurred vision, dizziness, lightheadedness, faintness, trouble sleeping, depression or anxiety, hallucinations, swelling of the hands, legs, or feet, difficulty urinating, shortness of breath, and rash.  These side effects may be the cause of the relatively low rate of acceptance of amantadine by physicians and patients.  There can be no assurance that our Phase 3 program for LID, our Phase 2 program in major symptoms associated with MS or future studies in other indications will not fail due to safety or tolerability issues.  In such an event, we might need to abandon development of ADS-5102 entirely or for certain indications.  If we are forced to abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.

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

We are currently planning to seek regulatory approval of ADS-5102 for the treatment of LID, if our Phase 3 program is successful.  If this product candidate is approved, the FDA will restrict our ability to market or advertise the product for other indications, which could limit physician and patient adoption.  We may attempt to develop, promote, and commercialize new treatment indications and protocols for ADS-5102 in the future, but we cannot predict when or if the clearances required to do so will be received.  In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications for ADS-5102, which would be time consuming and expensive, and may produce results that do not support regulatory approvals.  If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

Delays in the establishment of clinical study sites and enrollment of patients in any of our clinical trials could increase our development costs and delay completion of studies for our product candidates.  Failure to timely enroll our Phase 3 program for ADS-5102 and timely file our NDA for the treatment of LID would severely harm our business.

We may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities.  Location and enrollment of eligible patients may be adversely affected by a number of factors, including our inability to locate and activate clinical study sites at a satisfactory pace to meet our planned timetables.  Although we have completed enrollment of EASE LID, we continue to enroll patients in our EASE LID 3, involving the use of clinical study sites in several countries in Europe for which we have no prior experience.  The conduct of studies in foreign countries raise additional issues and complexities and could significantly delay our trials.  Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect for any reason, the development costs for our product candidates may increase, the completion of our studies may be delayed, or our studies could become too expensive to complete.  Enrollment of EASE LID 3  is planned to be completed near year-end 2015; however, we cannot give assurance that we will be successful in meeting that timeline.  The study design for our Phase 3 program for ADS-5102 for the treatment of LID is placebo controlled, meaning that a portion of patients will not receive treatment that may help control the symptoms of their Parkinson’s disease.  Because these symptoms are uncomfortable, a relatively long study period may make it more difficult to enroll and retain patients in the program.  Failure to timely enroll our Phase 3 program for ADS-5102 would in turn delay our ability to obtain data from these studies and could in turn delay the filing of an NDA, currently planned for 2016, which could severely harm our business.

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

Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition.  For example, in July 2015, the FDA granted Osmotica orphan drug designation for its amantadine hydrochloride product candidate for the treatment of LID, for which it has recently announced plans to file a NDA in 2016.  Generally, if a drug product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication.  The applicable period of exclusivity is up to seven years in the United States.  Even though we have orphan drug designation for ADS-5102 for the treatment of LID, we may not be the first to obtain marketing approval.  If Osmotica or any of our other competitors obtain orphan drug exclusivity for their product candidate in one of our target indications, the marketing application for our drug product in that target indication could be delayed for so long as the competitor has orphan drug exclusivity for its product.

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

In July 2014, Actavis and Forest announced the completion of the previously announced acquisition of Forest by Actavis.  We cannot predict whether this acquisition and subsequent acquisitions, including of Allergan, Inc. by Actavis, which closed in March 2015, will have a negative impact on our business, the pursuit of the ANDA litigations and potential settlements thereof, or on the license agreement with Forest or the intellectual property rights subject thereto.

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

As of September 30, 2015, we had 59 full-time employees.  Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing.  To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.  The physical expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property.  To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming.  For example, we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH filed patent infringement lawsuits under Forest’s patents and patents owned by us and licensed to Forest, against several manufacturers of generic pharmaceuticals that have filed ANDAs with the FDA seeking approval to manufacture and sell generic versions of Namzaric and Namenda XR.  We anticipate that the prosecution of the lawsuits will require a significant amount of time and attention of our chief executive officer and other senior executives.  In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.  An adverse result in any of the Forest litigations or any other litigation or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.  Such a result could limit our ability to prevent others from using or commercializing similar or identical technology and products, limit our ability to prevent others from launching generic versions of our products and could limit the duration of patent protection for our products, all of which could have a material adverse effect on our business.  A successful challenge to our patents could reduce or eliminate our right to receive royalties from Forest. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Date: November 12, 2015

/s/ Gregory Went, Ph.D.
Gregory Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015

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