Form 10-K
period 2015-12-31
Adamas Pharmaceuticals Inc
filed 2016-02-23
CIK 1328143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36399

ADAMAS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	42-1560076 (I.R.S. Employer Identification Number)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ◻    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ◻    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non‑accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ◻    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $346,001,821 computed by reference to the last sales price of $26.22 as reported by the NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As  of February 18, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 21,417,219.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about June 3, 2016, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

ADAMAS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

“Adamas Pharmaceuticals,” our logo and other trade names, trademarks and service marks of Adamas appearing in this report are the property of Adamas.  Other trade names, trademarks and service marks appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In some cases you can identify these statements by forward‑looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions.  These forward‑looking statements include, but are not limited to, statements concerning the following:

•	our expectation as to the therapeutic profile of our products and product candidates, including the safety and efficacy thereof;
•	our anticipated ability to obtain and maintain regulatory approval of our product candidates;
•	our anticipated ability to successfully commercialize any of our products that are approved;
•	the rate and degree of market acceptance of our products in the future;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	the anticipated scope, rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;
•	the potential cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;
•	the anticipated cost and timing of regulatory submissions and approvals;
•	our expectation as to the legal proceedings and related stays and terms of settlements;
•	our expectation that our existing capital resources will be sufficient to enable us to complete our ongoing clinical studies;
•	our anticipated ability to obtain and maintain intellectual property protection for our products and product candidates;
•	the anticipated ability to negotiate manufacturing arrangements and scale up manufacturing of our product candidates to commercial scale;
•	the anticipated performance by our collaboration partners over which we do not have control;
•	the anticipated receipt and timing of any royalties from our collaborators;
•	our anticipated ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;
•	the anticipated performance of third parties to conduct our clinical studies;
•	the anticipated ability of third‑party contract manufacturers to manufacture and supply our product candidates for us;
•	our anticipated ability to identify, develop, acquire and in‑license new products and product candidates;
•	our anticipated ability to initiate sites and enroll patients in our clinical studies at the pace that we project;

•	our anticipated ability to retain and recruit key personnel;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;
•	our anticipated financial performance; and
•	our anticipated developments and projections relating to our competitors or our industry.

These forward‑looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors.” Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make.  In light of these risks, uncertainties and assumptions, the forward‑looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements.

You should not rely upon forward‑looking statements as predictions of future events.  Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward‑looking statements will be achieved or occur.  Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward‑looking statements.  We undertake no obligation to update publicly any forward‑looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

ITEM 1.  BUSINESS

Overview

We are a pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous system (“CNS”).   We seek to achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  Our business strategy is twofold.  We intend to develop and commercialize our wholly-owned products directly.  In addition, we may form partnerships with companies that have an already established CNS market presence.

We are developing our lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride), for multiple indications, including: a complication associated with the treatment of Parkinson’s disease known as levodopa-induced dyskinesia (“LID”), for major symptoms associated with multiple sclerosis in patients with walking impairment, and potentially as a treatment for one or more additional CNS indications.  ADS-5102 is an extended-release version of amantadine that is intended for once daily administration at bedtime.  ADS-5102 is designed to improve upon the pharmacokinetic profile of immediate-release amantadine, with the aim of enhancing efficacy without compromising the known tolerability profile.

After successful completion of a Phase 2/3 clinical study in LID in 2013, we initiated two confirmatory Phase 3 trials and a separate open-label safety study in 2014.  We completed enrollment in the larger of these trials, EASE LID, in July 2015, and the smaller, EASE LID 3, in December 2015.  We announced top-line results of EASE LID in December 2015 and expect to announce top-line results of EASE LID 3 in the first half of 2016.    The EASE LID study showed a statistically significant reduction (p = 0.0009) in LID at 12 weeks for patients who received ADS-5102 versus placebo as assessed by the Unified Dyskinesia Rating Scale (UDysRS).  This represents a 23% reduction in LID for ADS-5102-treated patients compared to placebo.  The reduction in LID was maintained at 24 weeks (p = 0.0008), a key secondary analysis.  There were four additional key secondary analyses based on patient diary data, and all achieved statistical significance.  Notably, at week 12, ADS-5102 significantly increased ON time without troublesome dyskinesia by 2.7 hours versus placebo and reduced OFF time by 0.9 hours.  These effects were maintained at week 24.  The reported adverse events in the EASE LID study associated with ADS-5102 were consistent with the known safety profile of amantadine, as well as the safety results from our earlier placebo-controlled trial.

We expect to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for ADS-5102 for the treatment of LID in 2016.

We are also exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis in patients with walking impairment and initiated a Phase 2 clinical study in June 2015.  We expect to announce data from this Phase 2 trial in the first half of 2016, and if successful, will discuss the results with the FDA and potentially pursue Phase 3 registration studies for this indication.   We may also explore the development of ADS-5102 in additional indications, as well as in combinations with other drugs.

We have also commenced development of ADS-4101, an extended-release version of an FDA-approved single-agent compound for the treatment of epilepsy (partial onset seizures).  We expect that this new program will progress into clinical trials in 2016.

We plan to commercialize ADS-5102, and potentially other wholly-owned product candidates, if approved, by developing a small CNS commercial organization, including a sales force to reach leading neurologists and movement disorder specialists in the United States, and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies.

Through a partnership with Forest Laboratories Holdings Limited (“Forest Laboratories”), an indirect wholly-owned subsidiary of Allergan plc, our portfolio also includes two drugs commercially available in the United States for indications relating to Alzheimer’s disease: Namzaric™ (memantine hydrochloride and donepezil hydrochloride) extended-release capsules (formerly MDX-8704) and Namenda XR®  (memantine hydrochloride) extended release capsules, launched in May 2015 and June 2013, respectively.  Namenda XR is a controlled‑release version of the approved CNS drug memantine.  Namzaric is a once daily fixed‑dose combination of Namenda XR and the approved

CNS drug donepezil.  Forest currently sells these memantine-based therapeutics for the treatment of moderate to severe dementia related to Alzheimer’s disease, subject to our license agreement.  Under our license agreement with Forest, we received a $65 million upfront payment in November 2012 and since then a total of $95 million of development and regulatory milestones.  Commencing five years after the launch of each of Namzaric and Namenda XR, we will be entitled to receive royalties from the sales of these products.

We have developed our current portfolio of late‑stage therapeutics in a capital efficient manner.  As of December 31, 2015, we had raised a total of $139.5 million from equity financings and had received $160.0 million in upfront and milestone payments and $3.8 million in development funding from our partnership with Forest.  At December 31, 2015, we had $120.0 million in cash, cash equivalents, investments and no debt obligations.  In January 2016, we raised an additional $61.8 million in net proceeds from the sale of 2,875,000 shares of common stock.

Our strategy

Our goal is to build an independent, CNS‑focused pharmaceutical company that creates and commercializes novel therapeutics that address significant unmet clinical needs.  This goal is supported by a product development strategy that allows us to discover, patent, develop, and commercialize novel therapeutics in a capital efficient manner.

Product development strategy

Our integrated process combines a number of capabilities that together allow us to identify, enhance, patent, and then develop proprietary controlled‑release and fixed‑dose combination products.  These capabilities include in‑depth knowledge of CNS markets and unmet medical needs, pharmacokinetic and pharmacodynamic competencies, and regulatory expertise.  Our goal is to develop products that are clinically differentiated from approved drugs that in turn create significant benefits for patients, caregivers, physicians, and payers.

The key elements of this strategy are:

•

Market attractiveness.  We identify approved products that are sub‑optimally utilized due to tolerability issues driven by factors other than the peak concentration of the drug in the blood stream.  We believe that these products, with pharmacokinetic enhancements, can significantly improve the treatment of chronic CNS conditions.  For products to be successful, this improvement must be recognized by patients, caregivers, physicians, and payers.  A key element of this strategy is targeting conditions treated by a concentrated prescriber base.

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

•

Regulatory pathways.  We intend to use the regulatory pathway provided by Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act to pursue approval for novel therapeutics based on existing drugs in a manner that we believe will be more time and capital efficient than the standard Section 505(b)(1) pathway used for new chemical entities.  While the Section 505(b)(2) pathway is commonly used to obtain approval for fairly simple reformulations of existing drugs, it can also be used to obtain approval for new versions of a drug that enhance the efficacy or tolerability of the drug or that allow the drug to be used in a new indication, as well as for a novel fixed‑dose combination.  By using the Section 505(b)(2) pathway in this way, we are able to pursue approval for novel therapeutics that we believe have improved clinical utility as compared to the existing drug with less time and expense than are typically associated with the Section 505(b)(1) pathway.

•

Research and development.  We have developed a core competency in identifying, formulating, and manufacturing controlled‑release drug products utilizing coated pellet technology.  We believe this expertise will enable us to first develop controlled‑release drugs and then leverage this experience to further develop these drugs in fixed‑dose combinations with other CNS therapeutics.

Strategic focus

We are implementing our strategy by focusing on the following key objectives:

•

Obtain FDA approval of ADS‑5102 for the treatment of LID.  We are in the latter stages of conducting Phase 3 trials of ADS‑5102 in LID in order to support the submission of an NDA.  We completed enrollment in 2015 and, if the program is successful, expect to submit an NDA for ADS‑5102 for the treatment of LID in 2016.

•

Develop ADS‑5102 for the treatment of additional CNS indications, including major symptoms associated with multiple sclerosis in patients with walking impairments.  In 2015, we initiated a Phase 2 trial in multiple sclerosis and expect to complete that trial in the first half of 2016.  Depending on its results, we may choose to progress into a Phase 3 registration program.  We may also increase the number of potential indications for ADS‑5102 by initiating additional Phase 2 trials in one or more other CNS indications.

•

Continue development of ADS-4101, an extended-release version of an FDA-approved single-agent compound for the treatment of epilepsy (partial onset seizures).  In 2016, we expect that this new program will enter into clinical trials with a Phase 1 study.

•

Commercialize our products by developing a commercial organization to reach leading neurologists and movement disorder specialists in the United States.  Assuming ADS‑5102 is approved for the treatment of LID, we would expect to commercialize it in the United States by developing a commercial organization, including an approximately 30 to 60 person sales force that would target the approximately 4,000 neurologists and movement disorder specialists who treat over 60% of late stage Parkinson’s disease patients.  If ADS‑5102 is approved in additional indications, this sales force could be expanded to target the physicians who focus on patients with those conditions.  Furthermore, we also believe a targeted sales force will allow us to more effectively compete for future acquisitions and in‑licensing opportunities.

•

Develop additional novel therapeutics based on existing CNS drugs.  We have identified several areas of significant unmet clinical need that we believe could be addressed by fixed‑dose combination products incorporating ADS‑5102 and other existing CNS drugs, and intend to initiate development efforts in these areas in the future.  We also intend to apply our product development approach to other CNS drugs with pharmacokinetic profiles that limit their dosing and efficacy.  These could present potential opportunities for improved drugs to be developed with partners or wholly-owned products that we may choose to develop and commercialize on our own.

Our market opportunity

We estimate that approximately 36 million people in the United States suffer from chronic CNS disorders such as Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, epilepsy, psychosis, and depression.  CNS diseases are frequently treated with multiple medications having different mechanisms of action with the goal of maximizing symptomatic benefits for patients.  Existing CNS drugs often require frequent dosing and may have tolerability issues that limit the amount of the drug that can be taken each day.  We believe that many CNS disorders could be better treated if the concentrations of existing CNS drugs as a function of time, or the pharmacokinetic profiles, were altered to increase efficacy while maintaining tolerability and if these enhanced drugs were then combined with other existing CNS drugs to improve and streamline the management of these complicated conditions.

Therapeutic approach and portfolio

Our product and product candidates are based on pharmacokinetic enhancements of approved CNS drugs.  We selected aminoadamantanes as our initial area of focus because they have the ability to modulate multiple neurotransmitter systems, which are the molecular pathways that control brain function, and we believe aminoadamantanes potentially have broader therapeutic utility than previously realized.  We believe our product development strategy is broadly applicable to addressing limitations of multiple CNS drugs whose pharmacokinetic profiles limit dosing, and we intend to initiate additional clinical programs in this area.  The following table describes our therapeutics portfolio:

Product and Product Candidates	Target Indication(s)	Development Status	Commercial Rights
Wholly-Owned
ADS‑5102 (amantadine HCl)	Levodopa‑Induced Dyskinesia Multiple Sclerosis symptoms Third indication (not disclosed)	Phase 3 Phase 2 Research	Adamas, worldwide Adamas, worldwide Adamas, worldwide
ADS-8801 (fixed dose combination of amantadine HCl/not disclosed)	Not disclosed	Research	Adamas, worldwide
ADS-4101 (not disclosed single-compound)	Epilepsy (Partial Onset Seizures)	Preclinical	Adamas, worldwide
Partnered
Namzaric (Memantine/Donepezil)	Moderate to severe Alzheimer’s dementia	Marketed	U.S.‑only; licensed to Forest Laboratories
Namenda XR (Memantine)	Moderate to severe Alzheimer’s dementia	Marketed	U.S.‑only; licensed to Forest Laboratories

Wholly‑owned product candidates

ADS-5102 (Amantadine HCl)

Our most advanced wholly-owned product candidate is ADS‑5102, an extended‑release version of amantadine hydrochloride that is intended for once daily administration at bedtime.  ADS-5102 is designed to improve upon the pharmacokinetic profile of immediate-release amantadine, with the aim of enhancing efficacy without compromising the known tolerability profile.  In pharmacokinetic studies, ADS-5102 has been shown to achieve high plasma amantadine concentrations in the early morning that are sustained throughout the afternoon and are lower in the evening, potentially providing therapeutic benefit when needed most.

ADS‑5102 for Levodopa-induced Dyskinesia associated with Parkinson’s disease

We are developing ADS-5102 initially for the treatment of LID in patients with Parkinson’s disease. LID is a movement disorder that frequently occurs in patients with Parkinson’s disease after long‑term treatment with levodopa, the most widely‑used drug for Parkinson’s disease.  Patients with LID suffer from involuntary non‑purposeful movements and reduced control over voluntary movements.  We estimate that in 2011 approximately 260,000 Parkinson’s disease patients in the United States suffered from motor complications as a result of levodopa therapy and approximately 140,000 of these patients suffered from LID.  There are no drugs for the treatment of LID that have been approved for marketing in the United States or Europe.    As a result, clinicians typically manage LID by decreasing the dose of levodopa, which can exacerbate symptoms of the underlying Parkinson’s disease.  In April 2015, the FDA granted orphan drug status to ADS-5102 for the treatment of LID associated with Parkinson's disease.

In our Phase 2/3 clinical study, EASED, completed in June 2013, ADS‑5102 met its primary endpoint, reduction of LID, and several key secondary endpoints.  Subsequently, we initiated two confirmatory Phase 3 trials and a separate open-label safety study in 2014.  We completed enrollment in the larger of these trials, EASE LID, in July 2015, and the smaller, EASE LID 3, in December 2015. In December 2015, we announced top-line results of EASE LID, in which we met our primary and all key secondary endpoints, and expect to announce top-line results of EASE LID 3 in the first half of 2016.

The EASE LID study enrolled 126 Parkinson’s disease patients, who were randomized in a 1:1 ratio to the two treatment groups: placebo and 340 mg ADS‑5102.  The top-line results of the study showed a statistically significant reduction (p = 0.0009) in LID at 12 weeks for patients who received ADS-5102 versus placebo as assessed by the Unified Dyskinesia Rating Scale (UDysRS).  This represents a 23% reduction in LID for ADS-5102-treated patients compared to placebo.  The reduction in LID was maintained at 24 weeks (p = 0.0008), a key secondary analysis.

There were four additional key secondary analyses based on patient diary data and all achieved statistical significance.  Notably, at week 12, ADS-5102 significantly increased ON time without troublesome dyskinesia by 2.7 hours versus placebo and reduced OFF time by 0.9 hours.  These effects were maintained at week 24.

The reported adverse events associated with ADS-5102 were consistent with the known safety profile of amantadine as well as the safety results from our earlier placebo-controlled trial.  The most common adverse events (occurring in at least five percent of ADS-5102-treated patients) were: hallucinations, peripheral edema, dizziness, dry mouth, constipation, falls, urinary tract infections, anxiety, contusion, livedo reticularis, abnormal dreams, depression and headaches.  Four subjects discontinued treatment due to adverse events in the placebo group versus 13 in the ADS-5102 group.

We expect to submit an NDA to the FDA for ADS-5102 for the treatment of LID in 2016

Overview of Parkinson’s disease and LID

Parkinson’s disease is a chronic, progressive motor disorder that causes tremors, rigidity, slowed movements, and postural instability.  The Parkinson’s Disease Foundation estimates that there were approximately one million people living with Parkinson’s disease in the United States in 2014.  Prevalence of Parkinson’s disease increases with age, with approximately 1.6% of people 65 years old or older having the disease compared with 0.3% of people in the general population.  As the U.S. population ages, the number of people living with Parkinson’s disease in the United States is expected to grow at approximately 3% per year.

The most commonly prescribed treatments for Parkinson’s disease are levodopa‑based therapies.  Levodopa is converted to dopamine in the body to replace the dopamine loss caused by the disease.  Levodopa is generally effective in providing at least partial relief from the symptoms of Parkinson’s disease, but fails to modify the underlying disease process.  Patients initially take levodopa therapy approximately three times daily and receive relief from symptoms of Parkinson’s disease for much of the day.  This period of relief is known as ON time.  As the effects of levodopa wear off, the symptoms of Parkinson’s disease return.  This is known as OFF time.  By properly managing the timing of levodopa administration, patients with early stage Parkinson’s disease can largely avoid OFF time during the day.

The table below defines the various terms that are used to describe the fluctuating symptoms of Parkinson’s disease.

Term	Definition
ON time	ON time refers to periods of adequate control of Parkinson’s disease symptoms.
OFF time	OFF time refers to periods of the day when medication is not working well, causing return of Parkinson’s disease symptoms.
Dyskinesia	Involuntary twisting, turning movements and loss of control of voluntary movements.
LID	Levodopa induced dyskinesia, which is a side effect of administration of levodopa and occurs during ON time.
Troublesome LID	LID that interferes with the patient’s daily function or causes meaningful discomfort.
ON with troublesome LID	Periods of adequate control of Parkinson’s disease symptoms but with troublesome LID.
ON without troublesome LID	Periods of adequate control of Parkinson’s disease symptoms without troublesome LID.

Over time, as Parkinson’s disease progresses and dopaminergic neurons further degenerate, most patients require increasing doses of levodopa to achieve equivalent therapeutic benefit.  Even with increased doses of levodopa, patients may begin to exhibit unpredictable OFF episodes throughout the day.  In the later stages of the disease, many patients will suffer from LID.  Patients with LID suffer from involuntary non‑purposeful movements and reduced control over voluntary movements.  The cause of LID is unknown, but it is associated with the pulsatile administration of levodopa treatment, degeneration of key brain structures, the duration of levodopa treatment, total levodopa exposure, and other factors.  LID can become severely disabling, rendering patients unable to perform routine daily tasks and increasing their risk of falling and social isolation.  As Parkinson’s disease progresses, the symptoms of LID worsen in frequency and severity.  Eventually the total time that a patient spends either OFF or ON with troublesome LID can become a significant portion of his or her day.  In addition, many Parkinson’s disease patients at this stage have difficulty swallowing solid food or pills.

The chart below illustrates the fluctuating symptoms that an early and a late stage Parkinson’s disease patient may experience during a two‑dose cycle of levodopa taken during a portion of the waking hours.

LID can be managed by decreasing the amount of levodopa administered to a patient, but this change can result in an increase in OFF time and a decrease in ON time.  Many patients would rather endure periodic episodes of LID than face unpredictable OFF episodes.  As a result, these patients will choose to maintain their dose of levodopa even though they will experience times when they are ON but suffering from troublesome LID.  We estimate that half of Parkinson’s disease patients in the United States develop motor complications within five years of initiating levodopa therapy, and approximately 70% of these patients suffer from LID.

Limitations of existing Parkinson’s treatments

There are currently no medications that are approved for marketing in the United States or Europe for the treatment of LID, a motor complication associated with use of the levodopa‑based therapies.  As a result, clinicians sometimes attempt to manage LID with existing Parkinson’s disease products designed to increase the levels of dopamine activity in the brain.  Examples include Azilect® (Teva), Requip XL™ (GSK), Mirapex ER™ (BI), Neupro® Patch (UCB), Comtan® (Novartis), Duopa™ (Abbvie), and Rytary™ (IMPAX).  These Parkinson’s therapies produce clinically relevant reductions in OFF time ranging from 0.7‑1.9 hours, which mostly translate into increases in ON time without troublesome LID.  However, none of these products reduce LID and some actually increase LID.

Physicians may also attempt to use the immediate‑release form of amantadine to treat LID, even though it is only approved for the treatment of Parkinson’s disease, and not LID specifically.  This approach is supported by a number of investigator‑initiated clinical studies and case studies, which suggest that it may be effective for the treatment of LID.  However, these studies were not well‑controlled clinical trials that meet evidence‑based clinical or regulatory standards.

In addition to the limited data regarding its effectiveness, we believe that the use of the immediate-release form of amantadine to treat LID has also been limited by potential side effects at dose levels considered to be effective.  The majority of Parkinson’s disease patients tolerate twice‑daily dosing of 100 mg of amantadine, but often this dosing regimen is insufficient to provide adequate symptom relief.  The available literature on amantadine for the treatment of LID indicates that higher doses of amantadine produce a greater reduction in LID symptoms.  However, the increased frequency of adverse events at higher doses, in particular CNS events and sleep disturbances, generally limits the use of amantadine at doses greater than 200 mg per day.  Immediate‑release versions of amantadine are absorbed relatively rapidly by the body with peak concentrations in the blood being reached two to four hours after administration.  We believe that the side effects associated with immediate‑release amantadine are associated with this rapid rise in concentration within a few hours after dosing.

The Adamas Solution—ADS‑5102

ADS‑5102 is a controlled‑release version of amantadine that addresses many of the limitations of immediate‑release amantadine by allowing higher daily doses of amantadine to be administered once‑daily at bedtime without a significant increase in side effects.  In patients taking ADS‑5102, the amantadine plasma concentration achieved in the early morning through mid‑day is estimated to be approximately two times that reached following administration of immediate‑release amantadine, providing symptomatic relief to patients as they engage in their daily activities.  Further, the lower concentrations occur in the evening, reducing the potential negative impact of amantadine’s sleep‑related side effects.  In addition, ADS‑5102 capsules can be opened to sprinkle the contents on food for use by Parkinson’s disease patients who have difficulty swallowing due to their illness.

ADS‑5102 Phase 1 data—pharmacokinetic profile

Our development of ADS‑5102 was driven by the discovery that the side effects of amantadine are not caused solely by the absolute levels of amantadine in the blood, but rather by the speed at which the maximum concentrations are reached.  Immediate‑release amantadine is rapidly absorbed by the body, with its maximum concentration in the blood being reached in two to four hours.  This rapid increase in blood concentration levels is associated with an increased level of CNS side effects.  In contrast, the same amount of ADS‑5102 is absorbed more slowly with the maximum concentration being achieved many hours later.  This slower increase in blood concentration levels is believed to be associated with fewer CNS side effects than a more rapid one.

Because of this improved tolerability due to the novel pharmacokinetic profile, we were able to investigate ADS‑5102 in clinical studies at dose strengths from 1.3 to 2.1 times greater than the 100 mg twice‑daily dose typically used with immediate‑release amantadine.

Based on our clinical experience, we are developing a 340 mg dose of ADS‑ 5102 to be taken once daily at bedtime.  With this regimen, highest amantadine plasma concentration would be achieved from the early morning through mid‑day, providing relief to patients as they engage in their daily activities, and the lowest concentrations would occur in the evening, reducing the potential for sleep‑related side effects.

We have completed ten Phase 1 pharmacokinetic studies in healthy subjects with two controlled‑release versions of amantadine having slightly different release rates.  The most frequently occurring adverse events reported in the Phase 1 studies were headache, fatigue, and dizziness, occurring in 5‑10% of subjects, and the majority of adverse events were categorized as mild.

ADS‑5102 Phase 2/3 (EASED Study)

In 2013, we completed a successful Phase 2/3 clinical trial of ADS‑5102 for the treatment of LID.  This trial, called EASED, was designed to investigate the safety and efficacy of three dose levels of ADS‑5102 administered once daily at bedtime for the treatment of LID in Parkinson’s disease.  The study enrolled 83 Parkinson’s disease patients, who were randomized in a 1:1:1:1 ratio to the four treatment groups: placebo, 260 mg ADS‑5102, 340 mg ADS‑5102, and 420 mg ADS‑5102.  The chart below shows the change in the Unified Dyskinesia Rating Scale, or UDysRS, score for each group in the EASED study.  Both the 340 mg and 420 mg dose levels significantly reduced LID as measured by the change in the UDysRS total score over eight weeks versus placebo, meeting the primary endpoint for the clinical study (p=0.005 and p=0.013, respectively).  The magnitude of the change for the 340 mg ADS‑5102 group was a 43% reduction versus baseline and a 27% reduction versus placebo.

Placebo (n=22)
260 mg ADS-5102 (n=19)
340 mg ADS-5102 (n=20)
420 mg ADS-5102 (n=19)
Change in UDysRS Score (LS Mean +/- SE)
Weeks
5
0
-5
-10
-15
-20
-25
0
2
4
8

In addition, ADS‑5102 significantly increased ON time without troublesome LID at the 260 mg, 340 mg, and 420 mg dose levels from baseline to week eight relative to placebo by 3.3, 3.0 and 2.7 hours per day, respectively, as measured by patient diaries after eight weeks of treatment (least square means, p=0.004, p=0.008 and p=0.018, respectively).  At the 340 mg dose level, OFF time was reduced by 0.9 hours per day from baseline relative to placebo after 8 weeks of treatment, though this latter result was not statistically significant (p=0.199).

Based on analysis of the pharmacokinetic, safety, and efficacy data from the Phase 2/3 study, we selected 340 mg ADS‑5102 taken once daily at bedtime as the recommended dose regimen and are using that dose in our ongoing Phase 3 trials.  We believe that this dose offers the best benefit/risk ratio of the doses we have studied.

Treatment with ADS‑5102 did not result in worsening of Parkinson’s disease symptoms, as measured by the MDS‑UPDRS combined score, a standard measurement of Parkinson’s disease related disability.  The adverse events reported in this study were typically mild to moderate in severity and consistent with Parkinson’s disease and the known amantadine adverse event profile.  Five patients had serious adverse events.  The most common adverse events, occurring in more than 10% of the subjects or by more than two subjects in any ADS‑5102 group, were constipation, dizziness, hallucination, dry mouth, fall, confusional state, headache, nausea, and asthenia.

ADS‑5102 Phase 3 trials for LID

EASE LID was initiated in June 2014.  In July 2015, the study completed enrollment of 126 subjects in a 26‑week multi‑center, randomized, double‑blind, placebo‑controlled study assessing the efficacy of a 340 mg dose of ADS‑5102 administered once daily at bedtime for the treatment of LID in individuals with Parkinson’s disease.  The primary endpoint of this study was a reduction in LID as assessed at 12 weeks by changes in the Unified Dyskinesia Rating Scale (UDysRS) along with supporting data from secondary endpoints.  The secondary endpoints include changes in the UDysRS as assessed at 24 weeks, ON time without troublesome dyskinesia and OFF time based on home diaries, the Unified Parkinson’s Disease Rating Scale (MDS‑UPDRS), and the clinician’s global impression of change in overall Parkinson’s disease symptoms.

EASE LID 2 is an open label safety study that was initiated in July 2014.  The study is planned to enroll approximately 250 subjects in a 52‑week trial.

EASE LID 3 was initiated in October 2014.  In December 2015, the study completed enrollment of 77 subjects in a 13‑week multi‑center, randomized, double‑ blind, placebo‑controlled study assessing the efficacy of a 340 mg dose of ADS‑5102 administered once daily at bedtime for the treatment of LID in individuals with Parkinson’s disease.  The primary endpoint of this study is a reduction in LID as assessed at 12 weeks by changes in the Unified Dyskinesia Rating Scale (UDysRS) along with supporting data from secondary endpoints, which includes changes in ON time without troublesome dyskinesia and OFF time based on home diaries, the Unified Parkinson’s Disease Rating Scale (MDS‑UPDRS), and the clinician’s global impression of change in overall Parkinson’s disease symptoms.

Phase 3 data (EASE LID Study)

We announced results from the EASE LID study in December 2015.  The study showed a statistically significant reduction (p = 0.0009) in LID at 12 weeks for patients who received ADS-5102 versus placebo as assessed by the Unified Dyskinesia Rating Scale (UDysRS).  The reduction in LID was maintained at 24 weeks (p = 0.0008), a key secondary analysis.  The time profile of the change in UDysRS score is shown below, indicating that the effect is seen at the first post-baseline visit at week 2, and is maintained through week 24.  The placebo corrected percentage change in UDysRS at week 12 is 23%.

Placebo
(n=58)
340 mg ADS-5102
(n=63)
Change in UDysRS Score (LS Mean +/- SE)
5
0
-5
-10
-15
-20
-25
0
2
4
6
8
10
12
14
16
18
20
22
24
26
Weeks

The patient diary secondary outcome measures also achieved statistical significance.  Notably, at week 12, ADS-5102 significantly increased ON time without troublesome dyskinesia by 2.7 hours versus placebo and reduced OFF time by 0.9 hours.  These effects were maintained at week 24.

Additional key endpoint	Change from baseline (placebo adjusted)
ON time without troublesome LID	+ 2.7 hours at week 12 (p<0.0001)
ON time without troublesome LID	+ 2.2 hours at week 24 (p=0.0007)
OFF time	- 0.9 hours at week 12 (p=0.0171)
OFF time	- 0.8 hours at week 24 (p=0.0406)

Finally, for the pre-specified population of subjects who contributed PD diary data at baseline and week 12, a synchronized time profile diary analysis was generated as shown below.  These graphs elucidate the complex and dynamic pattern of motor complications over the course of a day for clinical trial subjects in the EASE LID study.  Subjects awaken primarily in the OFF state, followed by ON without troublesome LID, and then by variable episodes of OFF and ON with troublesome LID.  In this analysis, ADS-5102 treatment improved the quality of ON time by increasing ON time without troublesome LID from morning to late afternoon and evening hours, as well as reducing the OFF time during the day.

The reported adverse events associated with ADS-5102 were consistent with the known safety profile of amantadine as well as the safety results from our earlier placebo-controlled trial.  The most common adverse events (occurring in at least five percent of ADS-5102-treated patients) were: hallucinations, peripheral edema, dizziness, dry mouth, constipation, falls, urinary tract infections, anxiety, contusion, livedo reticularis, abnormal dreams, depression and headaches.  Four subjects discontinued treatment due to adverse events in the placebo group versus 13 in the ADS-5102 group.  There were 17 subjects who experienced severe adverse events, four in the placebo group and 13 in the ADS-5102 group.  Of these, one subject in the placebo group and three subjects in the ADS-5102 group had an event assessed to be study drug related.  There were 10 subjects who experienced serious adverse events, three subjects in the placebo group and seven subjects in the ADS-5102 group.  None of the serious adverse events were assessed to be study drug related.

We expect to submit an NDA to the FDA for ADS-5102 for the treatment of LID in 2016.

Commercialization plan for ADS‑5102 in LID

We intend to commercialize ADS‑5102 in the United States, subject to FDA approval, by developing our own sales force and in other markets through distribution agreements and collaborations with CNS‑focused pharmaceutical companies.  We plan to focus our commercial efforts on the approximately 4,000 neurologists and movement disorder specialists in the United States who are responsible for the treatment of greater than 60% of the patients with late-stage Parkinson’s disease.  As these physician specialists are heavily concentrated in major urban markets, we believe an approximately 30 to 60 member sales force will provide adequate reach and frequency of communication for successful commercialization.

We will be responsible for negotiating coverage, reimbursement, and formulary placement decisions for ADS‑5102 in the United States.  We believe that if ADS‑5102 is approved as the first product indicated in the United States for the treatment of LID, most payers are likely to extend coverage to it and that its placement on payer formularies and the amount of reimbursement will be influenced by the availability and pricing of branded treatments for symptoms of Parkinson’s disease, branded treatments for other forms of dyskinesia, generic amantadine, and surgical treatments for symptoms of Parkinson’s disease.

We intend to hold a pre-NDA meeting with the FDA to determine the contents of the NDA submission for ADS‑5102.  In addition, we intend to meet with regulators in certain markets outside the United States to determine the regulatory pathways for access to those markets.

ADS-5102 for major symptoms associated with multiple sclerosis in patients with walking impairment

Amantadine has shown promising results in several other CNS indications, and in May 2015 we initiated a Phase 2 study of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis in patients with walking impairment.  We selected multiple sclerosis as the second target indication for ADS-5102 based on observations from small investigator-sponsored trials with immediate-release amantadine in Parkinson's disease and multiple sclerosis, which suggest improvement in symptoms, encouraging data from Adamas' preclinical studies in multiple sclerosis models, and encouraging data from the Phase 2/3 study of ADS-5102 in LID.  We expect to announce data from this Phase 2 trial in the first half of 2016, and if successful, will discuss the results with the FDA and potentially pursue Phase 3 registration studies for this indication.

Additional indications for ADS‑5102

We intend to continue to review the results of preclinical studies, clinical trials, and case reports published in peer reviewed medical journals to evaluate additional potential CNS indications for ADS‑5102, including hypokinetic movement disorders such as post-stroke deficits, and hyperkinetic movement disorders similar to LID, such as Huntington’s chorea and tardive dyskinesia, and other neuropsychiatric disorders, such as depression, attention deficit hyperactivity disorder, and Alzheimer’s disease.  We anticipate that by using the 505(b)(2) regulatory pathway, we will be able to initiate the clinical development of ADS‑5102 in new indications typically with Phase 2 studies and will not need to conduct any Phase 1 studies prior to initiating such Phase 2 studies.  As a result, we expect to retain substantial flexibility in our development plans and may be able to respond to new clinical data and changes in the commercial environment.

ADS‑8800 series (ADS‑5102‑based fixed-dose combination products)

Using a similar product development strategy we employed with memantine, we are investigating and will potentially develop additional combination products based upon combining ADS‑5102 with second agents.  We have identified certain approved CNS drugs that we believe have the potential to be combined with ADS‑5102 to treat chronic CNS conditions, including Parkinson’s disease, Alzheimer’s disease, multiple sclerosis, psychosis, and depression.  Each combination will be designed to provide clinical benefits in specific indications in which it appears that combination therapy including ADS‑5102 can address a significant unmet clinical need.  We believe we will be able to use the 505(b)(2) regulatory pathway to initiate clinical development of these product candidates.  Additional drug‑drug interaction studies to assess the potential for interaction between ADS‑5102 and the second agent may be required unless the two agents have been previously studied.  We anticipate progressing into Phase 2/3 studies in combination therapies with minimal additional work.

ADS-4101 (Undisclosed) for treatment of epilepsy

As part of our ADS-4000 development program, which comprises single-agent compounds outside of aminoadamantanes, we are developing ADS-4101, an extended-release version of an FDA-approved drug for the treatment of epilepsy.  Epilepsy affects nearly 2.2 million people in the United States and 50 million people globally, with the U.S. anti-epileptic drug ("AED") market estimated to be $4 billion and growing.  Adequate seizure control is difficult to achieve, with 49% controlled with first mono therapy and 68% with combination therapy.  In addition, titration and tolerability make AED compliance difficult, with 20-40% adverse event rates being typical even with careful titration.  To date, extended-release drugs have primarily addressed convenience, not titration and tolerability.  We have identified a pharmacokinetic modification of an approved antiepileptic drug, which is intended to provide improved efficacy in treating partial onset epileptic seizures while maintaining tolerability.  Formulation development is currently underway and we expect preclinical dose-finding studies to be complete in 2016.  If the results of those studies are supportive, we plan to initiate clinical testing by the end of 2016 in a Phase 1 pharmacokinetic study.

Additional Programs (ADS-4000 and ADS‑9000 series)

We believe our product development strategy is broadly applicable to addressing limitations of other CNS drugs beyond aminoadamantanes whose pharmacokinetic profiles limit dosing.  We are continuing to evaluate several different approved CNS drugs to enhance pharmacokinetics for such drugs alone (ADS-4000 series) or in fixed‑dose combinations with other approved drugs (ADS-9000 series) for potential use in a range of CNS indications.

Other wholly owned product candidates

ADS-8704 (memantine HCl/donepezil HCl, outside of the United States only)

We have retained the rights and continue to evaluate potential development and commercialization pathways for ADS-8704, a fixed-dose combination of our proprietary controlled‑release version of memantine and donepezil for the treatment of moderate to severe dementia related to Alzheimer’s disease in various non-U.S. markets.

ADS‑8902 for severe influenza

We developed ADS‑8902, a triple combination antiviral drug therapy for influenza, which is designed to inhibit viral replication at multiple points in the virus proliferation pathway.  ADS‑8902 is a proprietary fixed‑dose combination product containing three FDA approved products, amantadine, oseltamivir, and ribavirin.  The National Institutes of Health, is currently conducting a multi‑center, 700 patient Phase 2/3 trial of amantadine, oseltamivir, and ribavirin for the treatment of severe influenza.  The trial was initiated in 2011 and as of December 2015, it had randomized 472 patients.  As the rate of enrollment in the trial is heavily dependent on the incidence and severity of seasonal influenza each year, we have not projected an anticipated completion date for the trial.  If the National Institutes of Health trial is successful, we may seek to license rights to ADS‑8902 to pharmaceutical companies for which the treatment of influenza is a commercial focus.  In 2010, we suspended further internal activities on ADS‑8902, due to the expected length of the clinical trial and a change in our strategic focus.

Partnered products

Namenda XR and Namzaric

Through a partnership with Forest Laboratories, our portfolio includes two drugs commercially available in the United States: Namzaric (memantine hydrochloride extended-release and donepezil hydrochloride) capsules (formerly MDX-8704) and Namenda XR (memantine hydrochloride) extended release capsules, launched in May 2015 and June 2013, respectively.  Under the terms of the license agreement, entered into in November 2012, Forest Laboratories substantially controls the commercialization of these products in the United States and the intellectual property rights subject to the license agreement, including the prosecution, maintenance, and enforcement of such rights, in the United States.

Overview of Alzheimer’s disease dementia

Alzheimer’s disease dementia is a progressive neurodegenerative condition that affects over 5 million people in the United States.  There is no known cure for Alzheimer’s disease or any of the other conditions that cause dementia.  Existing pharmaceutical therapies are approved for the treatment of symptoms of the disease, but have not been shown to alter disease progression.  Even if disease modifying therapies are developed and approved, we believe it is likely that there will be a continuing need for symptomatic treatments.  In 2014, approximately 2.7 million people in the United States were treated for Alzheimer’s disease dementia, and U.S. sales of pharmaceutical treatments for Alzheimer’s disease were approximately $2.9 billion.  We believe that the number of people treated for Alzheimer’s disease will continue to increase as the number of elderly people in the United States increases, diagnosis of dementia becomes more common, and health care reform improves access to treatments.

Existing treatments for Alzheimer’s disease dementia

The only two classes of drugs approved for the treatment of Alzheimer’s disease dementia are acetylcholinesterase inhibitors, or AChEIs, and NMDA receptor antagonists.  Donepezil is the leading AChEI, and forms of memantine are the only NMDA receptor antagonists approved for Alzheimer’s disease.  Memantine is currently marketed by Forest in the United States in an immediate‑release version under the brand name Namenda and in a controlled‑release version under the brand name Namenda XR.  Donepezil is sold by Pfizer and Eisai under the brand name Aricept and as a generic drug by a number of manufacturers.  Namenda XR is approved for the treatment of moderate to severe dementia related to Alzheimer’s disease, and donepezil is approved for the treatment of dementia in patients with mild to severe Alzheimer’s disease.

Both memantine and donepezil are considered to be generally safe and well tolerated.  The most common side effects of memantine are headache, diarrhea, and dizziness.  The most common side effects of donepezil are nausea, diarrhea, not sleeping well, vomiting, muscle cramps, feeling tired, and not wanting to eat.

Treatment of moderate to severe Alzheimer’s disease dementia with combination therapy

The concurrent use of memantine and donepezil is a well‑established treatment option for patients with moderate to severe dementia related to Alzheimer’s disease.  The current treatment recommendations from the American Association of Geriatric Psychiatry encourage the use of an AChEI for the treatment of mild Alzheimer’s disease and then to add memantine when patients progress to the moderate phase of the disease.  Of the approximately 1,200,000 patients treated with Namenda/Namenda XR annually in the U.S., we estimate that approximately 70% of these patients also receive an AChEI treatment.

Concurrent use of memantine and donepezil is supported by clinical data, which shows that in patients with moderate to severe Alzheimer’s disease, combination therapy resulted in a statistically significant improvement in the Severe‑Impairment‑Battery, or SIB, a commonly used outcome measure, as compared to treatment with donepezil alone.  A second study demonstrated that concurrent use of Namenda XR and an AChEI also demonstrated a statistically significant improvement in the SIB as compared to treatment with donepezil alone.

Concurrent treatment with memantine and donepezil is generally safe and well tolerated with the most common side effects seen in clinical trials being dizziness, headache, and diarrhea.  Of these side effects, incidence of dizziness with concurrent treatment is 5% as compared with 1% for treatment with donepezil alone.

The Namzaric solution

In conjunction with Forest, we developed and launched Namzaric, a once daily fixed‑dose combination of Namenda XR and donepezil, to simplify the co‑administration of these drugs by a patient or caregiver with the goal of increasing compliance and adherence to the prescribed regimen.  Namenda XR exhibits a much lower initial rise in plasma concentration when compared to immediate‑release memantine, which we believe is central to its dosing protocol of once daily administration and at a higher daily dose as compared to immediate‑release memantine.  By improving the tolerability and formulating a once daily preparation of memantine, we have enabled a once daily fixed‑dose combination of memantine with donepezil.  In addition, Namzaric capsules can be opened to sprinkle the contents on food.  Forest made Namzaric available in two dose strengths, a combination of 28 mg memantine ER and 10 mg donepezil and a combination of 14 mg memantine ER and 10 mg donepezil.  We believe that Namzaric has the potential to be adopted by patients already taking combination therapy, as well as moderate to severe patients currently taking donepezil alone.

Forest has submitted a supplemental application to expand the indication for Namzaric to include patients who are on a stable dose of 10 mg donepezil and are ready to initiate treatment with Namzaric.  This supplemental application will include manufacturing information to support two additional Namzaric doses: a fixed‑dose combination of 7 mg Namenda XR/10 mg donepezil and a fixed‑dose combination of 21 mg Namenda XR/10 mg donepezil.  These additional dose combinations will allow patients who are receiving a stable dose of 10 mg donepezil but are naïve to Namenda XR to initiate treatment with Namzaric while utilizing the same three‑step titration that is currently approved for Namenda XR.

Research and Development

We continue to maintain our commitment to research and development, and a significant portion of our operating expenses is related to research and development.  See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2015, 2014 and 2013.

Intellectual property

Our success will significantly depend upon our ability to obtain and maintain patent and other intellectual property and proprietary protection for our drug candidates, including usage, pharmacokinetic, composition‑of‑matter, and formulation patents, as well as patent and other intellectual property and proprietary protection for our novel discoveries and other important technology inventions and know‑how.  In addition to patents, we rely upon unpatented trade secrets, know‑how, and continuing technological innovation to develop and maintain our competitive position.

We seek to protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees, and consultants and invention assignment agreements with our employees and selected consultants.  Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed, or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages.  For more information, please see “Risk factors—Risks related to intellectual property.”

Our current products and product candidates are based on novel discoveries related to the clinical implications of the timing of administration of drugs and pharmacokinetic and pharmacodynamic relationships.  These discoveries led us to modify the pharmacokinetic profile of existing drugs in a manner that enables increased tolerability of higher doses as compared to immediate‑release versions.  We are able to apply these pharmacokinetic and pharmacodynamic insights to the development of novel fixed‑dose combination therapeutics, potentially yielding significant clinical benefits.  As such, our intellectual property covers the novel pharmacokinetic properties of our formulations and combinations and their methods of use.

As of February 15, 2016, we owned 24 issued U.S. patents, 15 U.S. patent applications and additional patents and patent applications in other jurisdictions.  The patent portfolios for Namenda XR, Namzaric, ADS-8704, and ADS‑5102 as of February 15, 2016 are summarized below:

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

ADS‑5102

ADS‑5102 is currently covered by a total of nine issued U.S. patents and 11 additional patent applications containing method and composition claims relating to their pharmacokinetic profile and dosing of amantadine.  These patents expire as late as 2030.  These patents and patent applications are wholly owned by us and are not subject to any license agreements.  We also own additional foreign patent applications covering ADS‑5102.

Sales and marketing

We intend to commercialize ADS‑5102 in the United States, subject to FDA approval, by developing our own sales force and in other markets through distribution agreements and collaborations with CNS‑focused pharmaceutical companies.  We plan to focus our commercial efforts on the approximately 4,000 neurologists and movement disorder specialists who are responsible for the treatment of approximately 60% of the patients in the United States with LID.  As these physician specialists are heavily concentrated in major urban markets, we believe an approximately 30 to 60 member sales force will provide adequate reach and frequency of communication for successful commercialization.  We intend that the members of our sales force will have proven experience and be able to effectively communicate the clinical value and pharmacoeconomic advantage of ADS‑5102.  To complement the sales force, we will recruit experienced sales management, marketing, and third party reimbursement professionals to support our commercialization efforts.  We believe a targeted sales force will allow us to more effectively compete for future acquisitions and in‑licensing opportunities.

License agreement with Forest

In November 2012, we entered in a license agreement with a wholly owned subsidiary of Forest.  Subject to the terms of the license agreement, we granted Forest: an exclusive license, with the right to sublicense, under the relevant elements of our intellectual property, to commercialize human therapeutics containing memantine in the United States; a co‑exclusive license along with us, with the right to sublicense, to develop and manufacture such products in the United States; and a non‑exclusive license, with a right to sublicense, to develop and manufacture (but not commercialize) such products outside of the United States solely in support of the development or commercialization of such products within the United States.  The license agreement established a joint development committee consisting of representatives from us and Forest to oversee the development of a fixed‑dose memantine‑donepezil product, such as Namzaric, in the United States with Forest having final decision making authority with certain restrictions.  Forest is required to use commercially reasonable efforts to develop such a product in accordance with development and regulatory plans that we and Forest have mutually agreed upon that may be modified by the joint development committee or by Forest pursuant to the terms of the agreement.  Forest is responsible for paying all costs associated with such development and reimburses us on a cost‑plus basis for work performed by us at its request in support of the development.  In addition, Forest is required at its expense to use commercially reasonable efforts to commercialize fixed‑dose memantine‑donepezil products in the United States.

Under our license agreement with Forest, we received a $65 million upfront payment in November 2012 and since 2012, a total of $95 million of development and regulatory milestones, including a final $30 million milestone payment in the fourth quarter of 2014.  Commencing five years after the initial launch of a fixed‑dose memantine‑donepezil product in the United States, such as Namzaric, which Forest launched in May 2015, we are entitled to receive royalties at rates ranging from the low double digits to the mid‑teens on the net sales by Forest, its affiliates, and any sublicensees of such products in the United States.  In addition, commencing in June of 2018, we are entitled to receive low to mid‑single digit royalties on net sales in the United States by Forest, its affiliates, or any of its sublicensees of controlled‑release versions of memantine, such as Namenda XR, or any other product covered by the terms of the license agreement.  Forest’s obligation to pay royalties with respect to fixed‑dose memantine‑donepezil products continues until the later of (i) 15 years after the commercial launch of the first fixed‑dose memantine‑donepezil product by Forest in the United States or (ii) the expiration of the Orange Book listed patents for which Forest obtained rights from us covering such product.  Forest’s obligations to pay royalties with respect to controlled‑release versions of memantine or any other product covered by the agreement continue until the expiration of our Orange Book listed patents covering such product.  Forest’s obligations to pay royalties are subject to reduction in certain circumstances.  In addition, Forest shall have no obligation to pay any royalty with respect to any product covered by the license agreement in any quarter in which there is significant competition from generic products, as defined in the agreement, in the United States.  Under the terms of the license agreement, Forest substantially controls the commercialization of the products and the intellectual property rights subject to the license agreement, including the prosecution, maintenance, and enforcement of such rights.  If we or our affiliates develop or commercialize the licensed products outside of the United States (other than in Japan) or otherwise enable a third party to do so, and such development or commercialization requires the use of or reference to certain data generated pursuant to the development plan, we will be obligated to make certain payments to Forest.

The license agreement terminates on a product by product basis upon the expiration of all royalty obligations with respect to each product and terminates in its entirety upon the expiration of all royalty obligations with respect to all products covered by the license agreement.  Upon expiration of the license agreement with respect to a product, all licenses, and other rights granted to Forest by us with respect to that product become fully paid up and irrevocable.  In addition, Forest may terminate the license agreement with respect to fixed‑dose memantine‑donepezil products by delivering to us notice of its intent to cease development and commercialization of such products.

As Forest has fully paid all the milestone payments to us under the license agreement, our rights to participate in and influence the prosecution, maintenance, and enforcement of the intellectual property rights subject to the license has decreased.  In addition, our remedy for any breach of the license agreement by Forest is to seek damages or equitable relief, not termination of the license agreement.  Furthermore, we have no right to terminate the license agreement with respect to controlled‑release version of memantine or other products that are not fixed‑dose memantine‑donepezil products.

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

Many of our competitors may have significantly greater financial, technical, and human resources than we have.  Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel technologies that are more effective, safer, or less costly than any that will be commercialized by us, or obtain regulatory approval for their products more rapidly than we may obtain approval for ours.  Our success will be based in part on our ability to identify, develop, and manage a portfolio of drugs that are safer, more efficacious, and/or more cost‑effective than alternative therapies.

ADS‑5102

Currently, there are no FDA or EMA drug therapies approved for the treatment of LID.  While a number of pharmaceutical companies, including Merck, Novartis, Osmotica Pharmaceuticals, Avanir Pharmaceuticals, Newron Pharmaceuticals, Neurolixis Inc, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd have had programs aimed at developing treatments for LID, we believe ADS‑5102 is one of the most advanced.  Other products in late stage development for Parkinson’s disease include product candidates from Kyowa Hakko, Acorda, Neuroderm, Acadia, Bial‑Portela CSA, Biotie Therapies Corp, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.  Products approved to treat late stage Parkinson’s disease include Azilect (Teva), Requip XL (GlaxoSmithKline), Mirapex ER (Boehringer Ingelheim), Neupro Patch (UCB), Comtan (Novartis), Sinemet® (Merck & Co., Inc.), Parcopa® (Jazz Pharmaceuticals, Inc.), Apokyn® (Bertek), Bromocriptine (Mylan Laboratories, Inc.), Zelapar™ (Valeant Pharmaceuticals International), Eldepryl® (Somerset Pharmaceuticals Inc.), Tasmar® (Valeant Pharmaceuticals International), Cogentin® (Oaks Pharma Akorn), Exelon® (Novartis Pharmaceuticals Corp.), Stalevo® (Novartis), Rytary (Impax), Duopa (Abbvie), and generic versions of amantadine and other drugs.  Physicians may use these drugs to attempt to manage LID.  In selective cases for late stage patients, physicians and patients/caregivers will consider neurosurgical intervention, such as deep brain stimulation.

Namenda XR/Namzaric

In the market for Alzheimer’s disease treatments, Namenda XR and Namzaric compete or will compete with generic products such as galatamine, rivastigmine, and donepezil, as well as branded products such as the Exelon patch (Novartis) and Aricept 23 mg (Eisai).  In addition, Forest currently markets Namenda, the immediate‑release version of memantine, which physicians and patients may favor instead of Namenda XR, the controlled‑release version.  In addition, generic versions of Namenda became available in 2015.  Several generic manufacturers are currently seeking regulatory approval to market generic versions of Namenda XR and Namzaric.  We are also aware that Lundbeck, Otsuka and other biopharmaceutical companies are developing treatments for Alzheimer’s disease that may compete with Namenda XR and Namzaric.

Third‑party reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third‑party payers, such as state and federal governmental authorities, including those that administer the Medicare and Medicaid programs, managed care organizations and private insurers.  Decisions regarding the extent of coverage and amount of reimbursement to be provided for Namenda XR, Namzaric and ADS‑5102 are or will be made on a plan by plan basis.  Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, and on what tier of its formulary the drug will be placed.  The position of a drug on the formulary generally determines the co‑payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians.  Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payers to reimburse all or part of the associated healthcare costs.  Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.  Additionally, a third‑party payer’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved.  Also, third‑party payers are developing increasingly sophisticated methods of controlling healthcare costs.  As a result, coverage, reimbursement, and placement determinations are complex, take time, and are often the subject of extensive negotiations between the payer and the maker of the drug.

Forest is responsible for obtaining coverage and negotiating reimbursement amounts and formulary placement for Namenda XR and Namzaric.  Under our agreement with Forest, we will be entitled to receive payments from Forest based on future net sales of these products.  The amount of revenue we will receive under the agreement is therefore significantly dependent on the extent to which Forest is able to obtain favorable coverage, reimbursement, and formulary placement decisions from payers.

We will be responsible for negotiating coverage, reimbursement, and formulary placement decisions for ADS‑5102, if approved.  Coverage, reimbursements, and placement decisions for a new product are based on many factors including the coverage, reimbursement, and placement of already marketed branded drugs for the same or similar indications, the safety and efficacy of the new product, availability of generics for similar indications, and the clinical need for the new product.  Currently, there are no drugs approved for the treatment of LID, and generic amantadine is not approved for this indication.

We have had preliminary discussions regarding the potential coverage, reimbursement, and placement of ADS‑5102 with consultants and representatives of payers, but have not begun formal negotiations with any payers.  Based on these discussions, we believe that if ADS‑5102 is approved as the first product indicated for the treatment of LID, most payers are likely to extend coverage to it and that its placement on payer formularies and the amount of reimbursement will be influenced by the aforementioned products, generic amantadine, and generic and branded treatments for symptoms of Parkinson’s disease.  Within the Medicare program, as self‑administered drugs, Namzaric and ADS‑5102 would be, and Namenda XR is, reimbursed under the expanded prescription drug benefit, known as Medicare Part D.  This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government.  These Part D plans negotiate discounts with drug manufacturers, which are passed on to each of the plan’s enrollees.  Historically, Part D beneficiaries have been exposed to significant out‑of‑pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold.  However, changes made by recent legislation will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2020.  To help achieve this reduction, since 2011, pharmaceutical manufacturers are required to pay quarterly discounts of 50% off the negotiated price of branded drugs issued to Medicare Part D patients in the donut hole.

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

An ongoing trend has been for third‑party payers, including the U.S. government, to apply downward pressure on the reimbursement of pharmaceutical products.  Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations may result in lower reimbursement for pharmaceutical products.  We expect that these trends will continue as these payers implement various proposals or regulatory policies, including various provisions of the recent health reform legislation that affects reimbursement of these products.  There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly.

Manufacturing

We currently have no manufacturing facilities and limited personnel with manufacturing experience.  We rely on third‑party manufacturers to produce bulk drug substance and drug products required for our clinical trials of ADS‑5102.  We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our ADS‑5102 and other product candidates if and when we receive approval for marketing by the applicable regulatory authorities.

Our current products and product candidates are based upon controlled‑release coated pellet products that are quite difficult to manufacture.  As shown below, these products consist of an inert core, a drug layer, an optional seal coating, and controlled‑release coatings.  Our products are made in a fluidized bed coating machine in sequential steps.  At each step, the intermediate product is assayed and released if it meets the particular specification for that step.  Once the extended or controlled‑release coating is applied, the assay includes a step to insure that the desired dissolution rate is achieved.  These coatings are relatively thin, and susceptible to changes in raw materials, temperature, humidity, and other manufacturing process parameters.  We have invested significant time and money to understand and manipulate drug release, and will continue to do so.

We have clinical supplies of ADS‑5102 manufactured for us by a contract manufacturing organization under a development agreement, and have put in place a commercial supply agreement.  We are seeking to qualify one or more additional manufacturers.  Contract manufacturers often encounter difficulties involving production yields, quality control, and quality assurance, as well as shortages of qualified personnel, resources, and equipment.  Qualifying and negotiating long‑term contracts with manufacturers and providers of packaging services is a lengthy process.  If at any time one or more of our qualified contract organizations were not able to manufacture our drug substance or provide the requisite services, our business and financial condition would be materially adversely affected.

Forest is responsible for all manufacturing related to Namenda XR and Namzaric.

Our third‑party manufacturers, their facilities, and all lots of drug substance and drug products used in our clinical trials are required to be in compliance with current Good Manufacturing Practices, or cGMP.  The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products.  The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products.  Our third‑party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.  Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties.  These actions could have a material impact on the availability of our products.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests, including some that must be conducted in accordance with Good Laboratory Practices;
•	submission of an IND, which must become effective before clinical trials may begin;
•	adequate and well‑controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;
•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or cGMP, and Good Clinical Practices; and
•	FDA approval of an NDA to permit commercial marketing for particular indications for use.

The testing and approval process requires substantial time, effort, and financial resources.  Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA.  The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, raises safety concerns or questions about the conduct of the clinical trial by imposing a clinical hold.  In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.  Submission of an IND may not result in FDA authorization to commence a clinical trial.  A separate submission to the existing IND must be made for each successive clinical trial conducted during product development.  Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial commences at that center.  Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.  Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved.  These so‑called Phase 4 studies may be made a condition to be satisfied after approval.  The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information.

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

ANDA approval process

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch‑Waxman Act, established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process.  Approval to market and distribute these drugs is obtained by filing an abbreviated NDA, or ANDA, with the FDA.  An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures.  Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness.  Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug.  In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA suitability petition.  The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product.  A product is not eligible for ANDA approval if the FDA determines that it is not equivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved suitability petition.  However, such a product might be approved under an NDA, with supportive data from clinical trials.

505(b)(2) approval process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products.  Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  The applicant may rely upon the FDA’s findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug, or RLD.  The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the RLD.  The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Our current and anticipated product candidates based upon ADS‑5102 are or will be based on already approved active pharmaceutical ingredients, or APIs, rather than new chemical entities, and a formulation that has been through Phase 1 studies.  Accordingly, we expect to be able to rely on information from previously conducted studies involving our ADS‑5102 formulation in our clinical development plans and our NDA submissions.  For product candidates that involve novel fixed‑dose combinations of existing drugs or for studies of an existing product or product candidate in a new indication, we expect that we will generally be able to initiate Phase 2/3 studies without conducting any new non‑clinical or Phase 1 studies.  In those instances where our product candidate is a pharmacokinetically enhanced version of an approved API, we will need to conduct certain non‑clinical and Phase 1 studies to confirm the pharmacokinetic profile of the product candidate prior to conducting Phase 2/3 studies.

Orange Book listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product.  Upon approval of an NDA, each of the patents listed in the application for the drug is then published in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book.  Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted.  This last certification is known as a Paragraph IV certification.  If the competitor has provided a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the RLD and the patent owner once the application has been accepted for filing by the FDA.  The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification.  The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant.  The applicant may also elect to submit a “Section VIII” statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method‑of‑use rather than certify to a listed method‑of‑use patent.  We and Forest have received notices of ANDAs submitted to the FDA requesting permission to manufacture and market generic versions of Namenda XR, and we, Forest, Forest Laboratories Holdings Ltd., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH are currently in litigation with the notifying parties.  For further information, see “Item 3. Legal proceedings.”

NDA submission and review by the FDA

The results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of an NDA.  The submission of an NDA requires payment of a substantial user fee to the FDA.  The FDA may convene an advisory committee to provide clinical insight on application review questions.  The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity.  Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured.  The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.  Once the NDA submission has been accepted for filing, which occurs, if at all, within 60 days after submission of the NDA, the FDA’s goal for a non‑priority review of a 505(b)(2) NDA is ten months to complete the review process for the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval.  The review process is often significantly extended by FDA requests for additional information, studies, or clarification.  The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post‑marketing testing and surveillance to monitor safety or efficacy of a product.  FDA approval of any NDA submitted by us will be at a time the FDA chooses.  Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed.  Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace.  In addition, the FDA may require Phase 4 post‑marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post‑marketing studies.

Post‑approval requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences.  Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third‑party manufacturers.  We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.  If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the NDA.

The FDA closely regulates the marketing and promotion of drugs.  A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA.  Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties.  Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA.  Such off‑label uses are common across medical specialties.  Physicians may believe that such off‑label uses are the best treatment for many patients in varied circumstances.  The FDA does not regulate the behavior of physicians in their choice of treatments.  The FDA does, however, restrict manufacturer’s communications on the subject of off‑label use.

Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product and tracking and tracing.  Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically.  Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed.  Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Other healthcare regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare and Medicaid Services, and state and local governments.  Our business activities must comply with numerous healthcare laws, including but not limited to, the federal Anti‑Kickback Statute, the False Claims Act, the Veterans Health Care Act, and similar state laws.

The federal Anti‑Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs.  The term remuneration has been interpreted broadly to include anything of value.  There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.  The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor.  Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti‑Kickback Statute.  Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all of its facts and circumstances.

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

Additionally, the federal Physician Payments Sunshine Act within the Patient Protection and Affordable Care Act, or PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information.  Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity.  HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.  In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The Veterans Health Care Act of 1992 requires manufacturers of “covered drugs” to offer those drugs for sale to certain federal agencies, including but not limited to, the Department of Veterans Affairs, on the Federal Supply Schedule, which requires compliance with applicable federal procurement laws.

Depending on the circumstances, failure to comply with these laws can result in penalties, including criminal, civil, and/or administrative criminal penalties, damages, fines, disgorgement, exclusion of products from reimbursement under government programs, “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits, and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably.  Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.  In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, in March 2010, the PPACA was passed, which has the potential to substantially change health care financing by both governmental and private insurers, and to significantly impact the U.S. pharmaceutical industry.  The PPACA, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

Federal laws providing for patent term extensions and data exclusivity

Provisions of various federal laws may allow a company to extend market exclusivity for a product beyond the expiration dates of the patents covering the product by either extending the term of the patents or limiting the right of a competitor to reference the company’s data in a regulatory submission.  These laws include the Hatch‑Waxman Act and the Best Pharmaceuticals for Children Act of 2002.  We do not anticipate materially benefiting from these provisions.

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

Employees

As of December 31, 2015, we had 62 full‑time equivalent employees.  Of these employees, 31 were engaged in research and development.  Our employees are not represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

Corporate and other Information

We were incorporated in Delaware in November 2000 under the name NeuroMolecular, Inc.  In December 2004, we changed our name to NeuroMolecular Pharmaceuticals, Inc., and in July 2007 we changed our name to Adamas Pharmaceuticals, Inc.

Our principal executive offices are located at 1900 Powell Street, Suite 750, Emeryville, California 94608, and our telephone number is (510) 450‑3500.  Our website address is www.adamaspharma.com.  References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act.  We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5.  The public may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information may also be obtained from the SEC’s on‑line database, which is located at www.sec.gov.  Our common stock is traded on the NASDAQ Stock Market under the symbol “ADMS”.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012.  As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation.  We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.0 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the prior three‑year period.

Item 1A.  Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects.  Our business could be harmed by any of these risks.  The risks and uncertainties described below are not the only ones we face.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10‑K, including our condensed consolidated financial statements and related notes.

Risks related to our financial condition and need for additional capital

Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, we incurred significant losses in prior years and the fiscal year ended December 31, 2015, and expect to incur substantial losses in the future.

We are a clinical-stage pharmaceutical company and do not currently directly market any products.  We currently exclusively license U.S. patent rights for two approved products, Namzaric (formerly known as MDX-8704) and Namenda XR, to Forest Laboratories Holdings Limited, or Forest, an indirect wholly-owned subsidiary of Allergan plc, and Forest markets Namzaric and Namenda XR in the United States, but we do not currently receive royalties on the sales of those products.  We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations.  Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, this was almost entirely due to milestone payments we received pursuant to our license agreement with Forest.  We incurred significant operating losses in 2015, 2011, and prior years and as we received our final milestone payment in 2014 pursuant to our license agreement with Forest, we expect to incur substantial and increasing losses for the foreseeable future.  As of December 31, 2015, we had an accumulated deficit of $62.2 million.

We have financed our operations primarily through our collaboration with Forest, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development.  We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates.  We anticipate that our expenses will increase substantially as we:

•	establish a CNS sales force and distribution and marketing capabilities to commercialize products for which we may obtain regulatory approval;
•

enhance operational, financial, and information management systems and hire more personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercial operations;

•	complete the Phase 3 program of our lead wholly-owned product candidate, ADS-5102 in levodopa-induced dyskinesia, or LID;
•	conduct clinical trials of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis, or MS, in patients with walking impairment and potentially other indications;
•	conduct preclinical and clinical trials of ADS-4101 for the treatment of epilepsy (partial onset seizures);
•	seek regulatory approvals for our product candidates that successfully complete clinical studies;
•	continue the research, development, and manufacture of our current product candidates; and
•	seek to discover or in-license additional product candidates.

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
•

the timing, cost, level of investment, and success or failure of research and development activities relating to our preclinical and clinical-stage product candidates, which may change from time to time;

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

We are seeking to advance multiple product candidates through the research and clinical development process.  The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds.  If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs.   As of December 31, 2015, we had approximately $120.0 million in cash, cash equivalents, and investments.  In January 2016, we raised an additional $61.8 million from the sale of 2,875,000 shares of common stock.  We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.  Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

•	the degree and rate of market acceptance of any approved products launched by us, Forest, or any future partners;
•	the coverage of our products, if approved, by third-party payers and the formulary tier in which health plans and other payers place our products and the rate at which the products are reimbursed;
•	our ability to enter into additional collaboration, licensing, commercialization, or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing therapeutic approaches or other adverse market developments.

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

We have invested a significant portion of our efforts and financial resources into the development of ADS-5102, an oral once daily controlled-release version of the FDA-approved drug amantadine, and Namzaric, a fixed-dose combination of the FDA-approved drugs memantine and donepezil.  Namzaric has been exclusively licensed to Forest in the United States.  In addition, we have granted Forest a royalty-bearing license under certain of our patents to commercialize Namenda XR, a controlled-release version of memantine, in the United States.  Our ability to generate product and royalty revenue will depend heavily on the successful development, regulatory approval and eventual commercialization of ADS-5102 and successful commercialization of Namzaric and Namenda XR.  Under the terms of our license agreement with Forest, we will not be entitled to receive royalty payments on the sale of Namzaric until May 2020 and Namenda XR until June 2018.  The success of these drugs and drug candidates will depend on numerous factors, including:

•	successfully completing the development program for ADS-5102 in a timely manner;
•

receiving marketing approval for ADS-5102 from the FDA in a timely manner so as to obtain orphan exclusivity and, to a lesser extent, similar regulatory authorities outside the United States for our product candidates;

•	successfully establishing and maintaining commercial manufacturing with third parties;
•	launching commercial sales of any of the product candidates that may be approved;
•	the medical community and patients accepting any approved product;
•	the placement of any approved products on payers’ formulary tiers and the reimbursement rates established for the approved products;
•	effectively competing with other therapies;
•	any approved products continuing to have an acceptable safety profile following approval; and
•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

If we or Forest do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

Forest’s ability to successfully commercialize Namzaric and Namenda XR will depend in part on its ability to transition patients currently being prescribed the immediate-release version of memantine, known as Namenda IR, to Namenda XR and subsequently or directly to Namzaric.  Other factors, including the availability of generic memantine, may negatively impact Forest’s ability to successfully commercialize Namzaric and Namenda XR, our future royalty income could be materially adversely affected.

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

ADS-5102 is our only product candidate in clinical trials.  Before obtaining regulatory approval for the sale of our product candidates in any targeted indication, we must conduct extensive clinical studies and in some instances, extensive preclinical testing, including in certain indications, reproductive toxicology and carcinogenicity studies, to demonstrate the safety and efficacy of our product candidates in humans.  Preclinical and clinical studies are expensive, are difficult to design and implement, can take many years to complete and are uncertain as to outcome.  A failure of one or more of our preclinical or clinical studies could occur at any stage of testing.  The outcome of preclinical testing and early clinical studies may not be predictive of the success of later preclinical or clinical studies, and interim results of a clinical study do not necessarily predict final results.  For example, the successful results of our Phase 2/3 EASED study and Phase 3 EASE LID study of ADS-5102 for the treatment of LID may not be confirmed in our remaining Phase 3 study.  Top-line results from EASE-LID 3 are expected in the first half of 2016, and we continue to obtain long-term safety data from our EASE LID 2 trial.  Additional safety or efficacy results from these studies may prove to be less favorable than our prior studies for a variety of reasons, including differences in design, treatment period or sample size.  Accordingly, the reduction in LID compared to baseline prior to the administration of ADS-5102 may vary from our earlier studies.  A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials.  A 2009 study completed by the Tufts Center for the Study of Drug Development estimated that less than 47% of certain CNS drugs in Phase 3 clinical trials proceeded to regulatory review.

If the data from our development program fail to adequately demonstrate the safety and effectiveness of ADS-5102, we may not be able to pursue or obtain regulatory approval, which would have a material and adverse impact on our business.

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

For example, several companies have submitted ANDAs to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, one of which is owned by Forest, one of which is exclusively licensed to Forest by Merz Pharma GmbH & Co. KGaA, and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, or will not be infringed by the companies’ manufacture, use or sale of generic versions of Namenda XR.  We, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits for infringement of the relevant patents against several of these companies that had then submitted ANDAs.  We and Forest have entered into a series of settlement agreements with the Namenda XR ANDA filers, except for two remaining defendants.  The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in our asserted patents, which may negatively impact at least some of the patent claims.  We and Forest continue to review the ruling to determine how it may also affect our litigation regarding Namzaric, which is described below.

In February 2016, Forest proceeded to trial against one defendant with respect to one of its asserted patents.  A case schedule has yet to be established for the second proceeding, which involves a second defendant.  Forest is in control of these litigations, and we have been informed that Forest anticipates appealing any adverse District Court rulings at the appropriate time.

Several companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which we are entitled to receive royalties from Forest beginning in May 2020.  We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case.  The Markman hearing is scheduled for November 2016 and the trial is scheduled for October 2017.

Because these Namenda XR and Namzaric lawsuits were filed within the requisite 45-day period provided in the FDCA, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30-month stays for these Namenda XR and Namzaric ANDAs will expire beginning in June 2016 and January 2018, respectively.

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

Our ability to commercialize any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers.  Third-party payers decide which medications they will cover by placement on their formularies and at what reimbursement levels.  A primary trend in the U.S. healthcare industry is cost containment.  Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.  Increasingly, third-party payers are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.  We cannot assure you that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.  Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval.  If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop and Forest may be unable to successfully market Namzaric or Namenda XR.

There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA.  Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, distribution, marketing, and sale.  Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.  Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services.  Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private third-party payers and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States.  In the United States, private third-party payers often rely upon Medicare coverage and reimbursement policies and payment limitations in setting their own coverage and reimbursement policies.  Our inability to promptly obtain coverage, reimbursement and profitable payment rates from both government funded and private third-party payers for new products that we develop, or products developed or marketed by Forest under our license agreement, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

If serious or other adverse side effects are identified during the development of ADS-5102 or any other product candidates, we may need to abandon our development of that product candidate, which would materially and adversely harm our business.

Our product candidate ADS-5102, along with our other earlier stage product candidates, are still in clinical or preclinical development.  The risk of failure during development is high.  It is impossible to predict when or if any of our product candidates will prove safe and tolerable enough to receive regulatory approval.  For example, amantadine, the active pharmaceutical ingredient in ADS-5102, carries the risk of blurred vision, dizziness, lightheadedness, faintness, trouble sleeping, depression or anxiety, hallucinations, swelling of the hands, legs, or feet, difficulty urinating, shortness of breath, and rash.  These side effects may be the cause of the relatively low rate of acceptance of amantadine by physicians and patients.  There can be no assurance that our Phase 3 program for LID, our Phase 2 program in major symptoms associated with MS or future studies in other indications will not fail due to safety or tolerability issues.  In such an event, we might need to abandon development of ADS-5102 entirely or for certain indications.  If we are forced to abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.

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

•	Forest or we may have limitations on how we promote our drugs;

•	third-party payers may limit coverage or reimbursement for Forest’s or our drugs;

•	sales of products may decrease significantly;

•	Forest or we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

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

Our future products may fail to achieve the degree of market acceptance by physicians, patients, healthcare payers, and others in the medical community necessary for commercial success.

Our future products may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payers, and others in the medical community.  The degree of market acceptance of our products, after being approved for commercial sale, will depend on a number of factors, including:

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

ADS-5102 may also face competition from generic versions of amantadine and from other controlled-release versions of amantadine that may be in development.  For example, one competitor, Osmotica, has posted a notice on clinicaltrials.gov regarding its conduct of two Phase 3 clinical trials of extended release amantadine for LID.  Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.  Many of these competitors are attempting to develop therapeutics for our target indications.  In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers.

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

Beginning in 2014, Forest has been involved in a series of acquisitions, first by Actavis and then by Allergan and most recently, an acquisition of Allergan by Pfizer, was announced and is expected to close in 2016.  We cannot predict whether any of these acquisitions will have a negative impact on our business, the pursuit of the ANDA litigations and potential settlements thereof, or on the license agreement with Forest or the intellectual property rights subject thereto.

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

As of December 31, 2015, we had 62 full‑time equivalent employees.  Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing.  To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel.  Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.  The physical expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved.  In recent years patent rights have been the subject of significant litigation.  As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.  Our pending and future patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products.  Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until

18 months after filing, or in some cases not at all.  Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.  In addition, the United States Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor.  As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights is highly uncertain.

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

The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services to contain or reduce costs of healthcare may, among other things, adversely affect:

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback, false claims, and transparency laws, which may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

Our stock price has fluctuated in the past and may be volatile in the future.  The stock market in general and the market for securities of pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, investors may experience losses on their investments in our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases approximately 18,500 square feet of office space in Emeryville, California, under an operating lease that expires April 2020.  We believe that our existing facility will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Several companies have submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR.  We, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.  The plaintiffs are seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States, any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) the plaintiffs be awarded monetary relief, in addition to any attorneys’ fees, costs, and expenses relating to the actions.

We and Forest have entered into a series of settlement agreements with the Namenda XR ANDA filers, except for two remaining defendants.  The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in our asserted patents, which may negatively impact at least some of the patent claims.  We and Forest continue to review the ruling to determine how it may also affect our litigation regarding Namzaric, which is described below.

In February 2016, Forest proceeded to trial against one defendant with respect to one of its asserted patents.  A case schedule has yet to be established for the second proceeding, which involves a second defendant.  Forest is in control of these litigations, and we have been informed that Forest anticipates appealing any adverse District Court rulings at the appropriate time.

Several companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which we are entitled to receive royalties from Forest beginning in May 2020.  We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case.  The Markman hearing is scheduled for November 2016 and the trial is scheduled for October 2017.

Because these Namenda XR and Namzaric lawsuits were filed within the requisite 45-day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30-month stays for these Namenda XR and Namzaric ANDAs will expire beginning in June 2016 and January 2018, respectively.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been listed on The NASDAQ Global Market under the symbol “ADMS” since April 10, 2014.  Prior to that date, there was no public trading market for our common stock.  Our initial public offering was priced at $16.00 per share on April 9, 2014.  The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	Low	High
Fiscal Year ended December 31, 2014
Second Quarter (beginning April 10, 2014)	$12.02	$21.63
Third Quarter	$14.74	$19.10
Fourth Quarter	$13.60	$20.70

Fiscal Year ended December 31, 2015
First Quarter	$16.02	$18.15
Second Quarter	$16.55	$27.60
Third Quarter	$16.08	$30.86
Fourth Quarter	$12.73	$31.84

On February 18, 2016, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $14.77 per share.

As of February 18, 2016, there were 21,417,219 shares of our common stock issued and outstanding with 38 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from April 10, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2015.   The figures represented below assume an investment of $100 in our common stock at the closing price of $14.01 on April 10, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on April 10, 2014 and the reinvestment of dividends into shares of common stock.  The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock.  This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	April 10, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Adamas Pharmaceuticals, Inc.	ADMS	$100.00	$130.48	$132.91	$123.99	$124.85	$187.17	$119.50	$202.16
NASDAQ Composite Index	IXIC	$100.00	$108.73	$110.83	$116.82	$120.89	$123.01	$113.96	$123.51
NASDAQ Biotechnology Index	NBI	$100.00	$115.92	$123.37	$137.11	$155.22	$166.76	$136.75	$152.77

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

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included in this report.  The statement of operations data for the years ended December 31, 2015,  2014, and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this report.  Statement of operations data for the year ended December 31, 2012 and balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements not included herein.  We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements.  Our historical results are not necessarily indicative of the results to be expected in the future, and our unaudited interim results are not necessarily indicative of the results to be expected for the full year or any other period.

	Years Ended December 31,
	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Revenue	$1,916	$55,846	$71,095	$37,471
Operating expenses
Research and development	35,895	21,860	7,410	9,192
General and administrative	23,458	15,472	6,667	8,330
Total operating expenses	59,353	37,332	14,077	17,522
Income (loss) from operations	(57,437)	18,514	57,018	19,949
Interest and other income (expense), net	363	(917)	(4,906)	(1,913)
Income (loss) before income taxes	(57,074)	17,597	52,112	18,036
Provision (benefit) for income taxes	(5,272)	7,374	1,191	300
Net income (loss)	$(51,802)	$10,223	$50,921	$17,736
Net income (loss) attributable to common stockholders:
Basic	$(51,802)	$8,968	$33,068	$11,441
Diluted	$(51,802)	$9,069	$35,353	$11,596
Net income (loss) per share attributable to common stockholders:
Basic	$(2.86)	$0.60	$3.48	$1.21
Diluted	$(2.86)	$0.53	$2.99	$1.17
Weighted average number of shares used in computing net income (loss) attributable to common stockholders:
Basic	18,111	14,837	9,506	9,488
Diluted	18,111	17,107	11,806	9,924

To date, substantially all of our revenue has been generated from our collaboration agreements, and we have not generated any commercial product revenue.  Revenue in the years ended December 31, 2014, 2013 and 2012 includes recognition of revenue relating to upfront and milestone payments called for within our license agreement with Forest, effective November 13, 2012, of $55.0 million, $69.6 million, and $35.4 million, respectively.  See the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations—Financial operations overview—Revenue” for a more detailed description of our revenue recognition with respect to these agreements.

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,104	$61,446	$85,612	$62,957
Available-for-sale securities	73,691	60,912	—	—
Available-for-sale securities, non-current	13,165	36,364	—	—
Working capital	101,380	110,982	81,790	25,715
Total assets	128,743	161,189	86,216	64,303
Warrant liability	—	—	6,232	1,706
Total liabilities	12,556	14,115	10,462	40,186
Convertible preferred stock	—	—	19,149	19,149
Total stockholders’ equity	116,187	147,074	56,605	4,968

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous system (“CNS”).  We seek to achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  Our business strategy is twofold.  We intend to develop and commercialize our wholly-owned products directly.  In addition, we may form partnerships with companies that have an already established CNS market presence.

We are developing our lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride), for multiple indications, including: a complication associated with the treatment of Parkinson’s disease known as levodopa-induced dyskinesia (“LID”), for major symptoms associated with multiple sclerosis in patients with walking impairment, and potentially as a treatment for one or more additional CNS indications.  ADS-5102 is an extended-release version of amantadine that is intended for once daily administration at bedtime.  ADS-5102 is designed to improve upon the pharmacokinetic profile of immediate-release amantadine, with the aim of enhancing efficacy without compromising the known tolerability profile.

After successful completion of a Phase 2/3 clinical study in LID in 2013, we initiated two confirmatory Phase 3 trials and a separate open-label safety study in 2014.  We completed enrollment in the larger of these trials, EASE LID, in July 2015, and the smaller, EASE LID 3, in December 2015.  We announced top-line results of EASE LID in December 2015 and expect to announce top-line results of EASE LID 3 in the first half of 2016.

We expect to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for ADS-5102 for the treatment of LID in 2016.

We are also exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis in patients with walking impairment with the initiation of a Phase 2 clinical study in June 2015.  We anticipate results from this study in 2016.  We may also explore the development of ADS-5102 in additional indications, as well as in combinations with other drugs.

We have also commenced development of ADS-4101, an extended-release version of an FDA-approved single-agent compound for the treatment of epilepsy (partial onset seizures).  We expect that this new program will progress into clinical trials in 2016.

We plan to commercialize ADS-5102, and potentially other wholly-owned product candidates, if approved, by developing a small CNS commercial organization, including a sales force to reach leading neurologists and movement disorder specialists in the United States, and in other markets through distribution agreements and collaborations with CNS-focused pharmaceutical companies.

Through a partnership with Forest Laboratories Holdings Limited (“Forest Laboratories”), an indirect wholly-owned subsidiary of Allergan plc, our portfolio includes two drugs commercially available in the United States: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) (formerly MDX-8704) and Namenda XR®  (memantine hydrochloride) extended release capsules, launched in May 2015 and June 2013, respectively.

Financial operations overview

Summary

Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest.  We have not generated any commercial product revenue.  As of December 31, 2015, we had an accumulated deficit of $62.2 million.  Although we reported net income in each of the years ended December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest.  There are no further milestone payments to be earned under our license agreement with Forest.  We cannot assure you that we will receive additional collaboration revenue in the future.  We incurred significant losses in 2015 and prior to 2012 and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

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

We expect to continue to incur significant research and development expenses as we continue to advance our product candidates through clinical development.  In addition, we plan to commercialize ADS-5102, if approved, and potentially other wholly-owned product candidates by developing a CNS commercial organization, including a sales force to reach leading neurologists and movement disorder specialists in the United States.  Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve sustained profitability.

Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants.  In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts, commissions and offering expenses.  In connection with the completion of our IPO, all convertible preferred stock converted into common stock.  On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million.  As of December 31, 2015, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement.

As of December 31, 2015, we had cash, cash equivalents, and investments of $120.0 million.    In January 2016, we raised an additional $61.8 million from the sale of 2,875,000 shares of common stock.

Revenue

We have not generated any revenue from commercial product sales to date.  Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, and reimbursements for research and development expenses under our license agreement with Forest and to a lesser degree from NIH grants and government contracts.

The following table summarizes the sources of our revenue for the years ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Forest:
Recognition of upfront license fees and milestones	$—	$55,040
Reimbursement of development costs	1,434	558
Forest total	1,434	55,598
NIH grants	482	202
Government contracts	—	46
Total revenue	$1,916	$55,846

We recognized collaboration revenue of zero and $55.0 million in 2015 and 2014, respectively, pursuant to our license agreement with Forest.  We also recognized revenue from Forest of approximately $1.4 million and $0.6 million in development funding for the years ended December 31, 2015 and 2014, respectively.  We do not expect to recognize any further milestone payments under our license agreement with Forest, while development funding is expected to remain at modest levels in future periods.  Beginning in May 2020, we will be entitled to receive royalties in the low double digits to the mid-teens from Forest for sales of Namzaric in the United States and in June 2018, we will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States.  We were also awarded a continuation of an NIH grant for $1.0 million in August 2014, which we will administer, but conduct through subcontractors.

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

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;
•	other consulting fees paid to third parties; and
•	employee-related expenses, which include salaries, benefits, and stock-based compensation.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Product candidates
ADS-5102	$32,231	$21,074
Government contracts, NIH grants, and ADS-8902 (1)	430	325
Other research and development expenses (2)	3,234	461
Total research and development expenses	$35,895	$21,860

(1)

Government contracts, NIH grants, and ADS‑8902 includes program costs related to a program that was suspended in 2010.  The NIH assumed financial responsibility for the ongoing clinical activities through an independent third‑party subcontractor.  We incur the expenses reflected in the above table in providing clinical operations support to an independent third‑party subcontractor for which we are reimbursed.

(2)	Other research and development expenses include costs not allocated to a specific program.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates.  We allocate research and development salaries, benefits, stock-based compensation, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.  We have reallocated certain other research and development expenses to program‑specific expenses for the year ended December 31, 2014 in order to consistently classify our product candidate expenses between periods.

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates.  We anticipate to continue to incur significant research and development expenses as we continue our clinical trials for ADS-5102 in LID and major symptoms associated with MS, ADS-4101 for treatment of epilepsy, and potentially initiate additional clinical-stage programs in more indications or for future product candidates.  The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming.  We consider the active management and development of our clinical pipeline to be crucial to our long-term success.  The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability.  Furthermore, in the past we have entered into collaborations with other pharmaceutical companies, CROs, and academic third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future.  In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control.  We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.  As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related benefit costs, and facilities, professional services, insurance, and public company related expenses.  We anticipate our general and administrative expenses will increase as we continue to support our clinical and potentially commercial-stage programs.  If ADS-5102 or other products are approved by the FDA, we plan to market and sell through our own sales force to reach leading neurologists and movement disorder specialists in the United States, which will further increase general and administrative expenses.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods.  Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.   We have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 of our financial statements included in this Annual Report on Form 10‑K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

We generate revenue from collaboration and license agreements for the development and commercialization of products.  Collaboration and license agreements may include non‑refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products.  The Company’s performance obligations under the collaborations may include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials and obligations to participate on certain development and/or commercialization committees with the collaborators.

For revenue agreements with multiple-element arrangements, we allocate revenue to each non-contingent element based on the relative‑selling‑price of each element in an arrangement.  When applying the relative‑selling‑price method, we determine the selling price for each deliverable using the following estimation hierarchy: (i) vendor‑specific objective evidence of fair value of the deliverable, if it exists, (ii) third‑party evidence of selling price, if vendor‑specific objective evidence is not available or (iii) vendor’s best estimate of selling price, if neither vendor‑specific nor third‑party evidence is available.  Revenue allocated is then recognized when the four basic revenue recognition criteria, mentioned above, are met for each element.

We recognize payments that are contingent upon achievement of a substantive milestone in their entirety in the period in which the milestone is achieved.  Milestones are defined as events that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement.  Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance.  Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement.

Amounts related to research and development funding are recognized as the related services or activities are performed, in accordance with the contract terms.  Payments may be made to or by us based on the number of full‑time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred.

Stock‑Based Compensation

We account for stock‑based compensation of stock options granted to employees and directors and for employee stock purchase plan shares by estimating the fair value of stock‑based awards using the Black‑Scholes option‑pricing model and amortizing the fair value of the stock‑based awards granted over the applicable vesting period.  All stock options awards to non‑employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black‑Scholes model.  The measurement of non-employee stock‑based compensation is subject to periodic adjustment as the underlying equity instruments vest.

In order to estimate the value of share‑based awards, we use the Black‑Scholes model, which requires the use of certain subjective assumptions.  The most significant subjective assumptions are management’s estimates of the expected volatility and the expected term of the award.  In addition, judgment is also required in estimating the amount of share‑based awards that are expected to be forfeited.  If actual results differ significantly from any of these estimates, stock‑based compensation expense and our results of operations could be materially impacted.

Clinical Trial Accruals

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations (“CROs”) that conduct and manage clinical trials on our behalf.

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

Results of operations

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	December 31,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
Revenue	$1,916	$55,846	$(53,930)	(97)%
Research and development expenses	35,895	21,860	14,035	64%
General and administrative expenses	23,458	15,472	7,986	52%
Interest and other income (expense), net	363	(917)	1,280	140%

Revenue

Revenue decreased by $53.9 million, or 97%, to $1.9 million for the year ended December 31, 2015 from $55.8 million for the year ended December 31, 2014.   Revenue from license fees and milestones decreased to zero for the year ended December 31, 2015 from $55.0 million for the year ended December 31, 2014 entirely due to the timing, magnitude, and nature of specified amounts recognized under our license agreement with Forest.  No further license fees or milestones are due under our license agreement with Forest.  Reimbursement of development expenses relating to our license agreement with Forest increased by $0.9 million to $1.4 million for the year ended December 31, 2015 from $0.6 million for the year ended December 31, 2014.

Research and development expenses

Research and development expenses increased by $14.0 million, or 64%, to $35.9 million for the year ended December 31, 2015 from $21.9 million for the year ended December 31, 2014.  The increase in research and development expenses was attributed to our continued development of ADS‑5102, which increased by $11.2 million, or 53%, to $32.2 million from $21.1 million for the years ended December 31, 2015 and 2014, respectively.  The increase related primarily to manufacturing of clinical supplies, increased headcount, as well as continued enrollment in our Phase 3 program in support of ADS-5102 for LID and our Phase 2 trial for the treatment of major symptoms associated with MS.  There were also increased expenses not allocated to specific programs of $2.8 million in 2015 over the prior year period, which were mostly comprised of consultant expenses.  Included in research and development expenses was stock‑based compensation expense, which was $3.2 million compared to $2.5 million for the years ended December 31, 2015 and 2014, respectively.

General and administrative expenses

General and administrative expenses increased by $8.0 million, or 52%, to $23.5 million for the year ended December 31, 2015 from $15.5 million for the year ended December 31, 2014.   The increase in general and administrative expenses was primarily due to the increase in headcount‑related expenses to expand our capabilities as a public and pre-commercial company.  General and administrative expenses also included stock‑based compensation expense of $6.8 million compared to $4.7 million for the years ended December 31, 2015 and 2014, respectively.

Interest and Other income (expense), net

Interest and other income (expense), net increased by $1.3 million or 140%, to a net interest and other income of $0.4 million for the year ended December 31, 2015 from a net expense of $0.9 million for the year ended December 31, 2014.   Net interest income for the year ended December 31, 2015 was primarily due to interest income earned on investments.  In the year ended December 31, 2014 we recorded other expense, primarily attributed to the remeasurement of preferred stock warrants and recognition of the change in fair value.

Comparison of the years ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	December 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Revenue	$55,846	$71,095	$(15,249)	(21)%
Research and development	21,860	7,410	14,450	195%
General and administrative	15,472	6,667	8,805	132%
Interest and other income (expense), net	(917)	(4,906)	(3,989)	(81)%

Revenue

Revenue decreased by $15.2 million, or 21%, to $55.8 million for the year ended December 31, 2014 from $71.1 million for the year ended December 31, 2013.   Revenue from license fees and milestones decreased by $14.6 million, or 21% to $55.0 million for the year ended December 31, 2014 from $69.6 million for the year ended December 31, 2013, largely due to the timing, magnitude, and nature of specified amounts recognized under our license agreement with Forest.  Reimbursement of development expenses relating to our license agreement with Forest decreased by $0.5 million to $0.6 million for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013.

Research and development expenses

Research and development expenses increased  $14.5 million, or 195%, to $21.9 million from $7.4 million for the years ended December 31, 2014 and 2013, respectively.  Included in research and development expenses was stock-based compensation expense of $2.5 million compared to $0.3 million for the years ended December 31, 2014  and 2013, respectively.  The increase in research and development expenses related primarily to manufacturing of clinical supplies, commencement, and continued enrollment of our Phase 3 trials in support of ADS-5102 for LID, which increased  $16.6 million, or 369%, to $21.1 million from $4.5 million for the years ended December 31, 2014 and 2013, respectively.  There were also increased expenses not allocated to specific programs of $0.1 million in 2014 over the prior year period, which were mostly comprised of consultant expenses.  There was a partially offsetting decrease in expenses of $2.2 million to $0.2 million from $2.4 million for year years ended December 31, 2014 and 2013, respectively, for ADS-8704, which we incurred as part of our licensing agreement with Forest.

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

Liquidity, capital resources and plan of operation

We have funded our operations primarily through $160.0 million of payments received pursuant to our license agreement with Forest, $88.2 million sales of convertible preferred stock and warrants, and $42.6 million pursuant to sales of our common stock in public offerings, including $41.4 million in our April 2014 IPO.  On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million.  As of December 31, 2015, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement.  We have not generated any revenue from the sale of products.  We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011.  Although in 2014, 2013, and 2012, we recognized a profit and positive cash flow as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014, and we do not currently receive any royalties from Forest, nor do we have other collaborations from which we might expect milestone or royalty revenue.  Consequently, we expect to incur substantial and increasing losses for the foreseeable future.  Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $120.0 million and $158.7 million at December 31, 2015 and 2014, respectively.

On January 6, 2016, the Company completed a follow-on public offering of 2,875,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share.  Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts, commissions, and offering-related transaction costs.

We believe our existing cash,  cash equivalents, and investments will be sufficient to fund our projected operating requirements, including operations related to the continued development of ADS‑5102 for LID, for at least the next 12 months.  However, it is possible that we will not achieve the progress that we expect, because the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy.

We expect to continue significant spending in connection with the development and commercialization of our product candidates, particularly for ADS-5102 for LID, as well as other indications.  In order to continue these activities, we may decide to raise additional funds through a combination of equity offerings, debt financings, collaborations, and other strategic alliances.  Sufficient additional funding may not be available on acceptable terms, or at all.  If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

Comparison of 2015 and 2014

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(47,210)	$26,194
Investing activities	8,058	(97,380)
Financing activities	10,810	47,020
Net increase (decrease) in cash and cash equivalents	$(28,342)	$(24,166)

Net cash used in operating activities was $47.2 million for the year ended December 31, 2015 compared to $26.2 million of net cash provided by operating activities for the year ended December 31, 2014.   Net loss of $51.8 million for the year ended December 31, 2015 included net non‑cash adjustments of $11.3 million, which consisted primarily of stock‑based compensation of $10.0 million. Net income of $10.2 for the year ended December 31, 2014 included $55.0 million in development milestone payments under our license agreement with Forest.  Net cash provided by operating activities for the year ended December 31, 2014 also included non-cash adjustments of $5.5 million, primarily related to $7.2 million in stock-based compensation and a change in the preferred stock warrant value of $1.0 million, offset by an excess tax benefit on the exercise of stock options of $1.6 million and net amortization of investment premiums of $1.4 million.   The primary use of cash was to fund the ongoing clinical studies and product development activities related to ADS‑5102 for LID.

Net cash provided by investing activities was $8.1 million for the year ended December 31, 2015, compared to $97.4 million of net cash used in investing activities for the year ended December 31, 2014.  Net cash provided by investing activities for the year ended 2015 was a result of $69.3 million of maturities of available-for-sale securities offset by purchases of $59.8 million of available-for-sale securities and $1.4 million of property and equipment.  Net cash used in investing activities for the year ended 2014 resulted from the purchase of $96.1 million of available-for-sale securities and $1.3 million of property and equipment.

Net cash provided by financing activities was $10.8 million for the year ended December 31, 2015, compared to $47.0 million for the year ended December 31, 2014.  In the year ended 2015 we received net cash proceeds of $9.7 million related to the sale of common stock under a controlled equity offering, compared to $42.6 million of net cash proceeds received from our initial public offering in the year ended 2014.  In both the year ended 2015 and 2014 we received cash proceeds of $1.2 million related to the exercise of stock options and from purchases of common stock under the Employee Stock Purchase Plan.

Comparison of 2014 and 2013

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$26,194	$26,801
Investing activities	(97,380)	(167)
Financing activities	47,020	(3,979)
Net increase (decrease) in cash and cash equivalents	$(24,166)	$22,655

Net cash provided by operating activities was $26.2 million for the year ended December 31, 2014 compared to $26.8 million for the year ended December 31, 2013.   In 2014, we received development milestone payments of $55.0 million under our license agreement with Forest.  Net income of $10.2 million for the year ended December 31, 2014 included net non-cash adjustments of $5.5 million, which consisted primarily of stock‑based compensation of $7.2 million and a change in the preferred stock warrant value of $1.0 million, offset by an excess tax benefit on the exercise of stock options of $1.6 million and net investment premium of $1.4 million.   In 2013, operating cash was generated primarily through the receipt of $40.0 million in development milestone payments under our license agreement with Forest.  Net income of $50.9 million for the year ended December 31, 2013 included non‑cash income of $29.6 million of deferred revenue and non‑cash charges of $4.5 million related to the change in the value of the preferred stock warrant and $0.6 million in stock‑based compensation.  The primary use of cash was to fund the ongoing clinical studies and product development activities related to ADS‑5102 for LID.

Net cash used in in investing activities was $97.4 million for the year ended December 31, 2014 compared to $0.2 million for the same period in the prior year.  The increase in net cash used in investing activities resulted primarily from the purchase of $96.1 million of marketable securities in 2014 coupled with an increase of $1.3 million relating to the purchase of property and equipment, primarily driven by leasehold improvements.

Net cash provided by financing activities was $47.0 million for the year ended December 31, 2014, compared to $4.0 million of net cash used in financing activities for the year ended December 31, 2013.  In 2014, we received net cash proceeds of $42.6 million related to our IPO coupled with $2.0 million from the issuance of stock from the exercise of warrants and $1.2 million from the exercise of stock options and purchase of ESPP shares.  In 2013, net cash used in financing activities for the year ended December 31, 2013 was $4.0 million, substantially all of which related to the repayment of convertible notes.

Off‑balance sheet arrangements

Since our inception, we have not engaged in any off‑balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Contractual obligations

Our future contractual obligations at December 31, 2015 were as follows (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Contractual obligations:
Operating lease obligations	$2,849	$650	$1,310	$889	$—
Total contractual obligations	$2,849	$650	$1,310	$889	$—

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this update are effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  We are evaluating the impact the revised guidance will have on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. This ASU is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities and taxes, or retrospectively for all periods presented. The effects of this update on our consolidated financial statements are not expected to be material.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.  We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations.  We also seek to maximize income from our investments without assuming significant risk.  To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality.  As of December 31, 2015, we had cash, cash equivalents, and investments of $120.0 million, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities.  In January 2016, we raised an additional $61.8 million from the sale of 2,875,000 shares of common stock.  A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase.  However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.  We actively monitor changes in interest rates.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in conformity with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10‑K and is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2015.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” and “Corporate Governance” in our Proxy Statement.  Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers and Key Employees” in our Proxy Statement.  Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our written Code of Conduct and Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Conduct and Ethics is available on our website at http://www.adamaspharma.com in the Investors section under “Corporate Governance.” Changes to or waivers of the Code of Conduct and Ethics will be disclosed on the same website.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8‑K regarding any amendment to, or waiver of, any provision of the Code of Conduct and Ethics in the future by disclosing such information on our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Persons Transactions” and “Election of Directors”, respectively, in our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

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

(a)(3)  Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adamas Pharmaceuticals, Inc. (Registrant)

Date: February 23, 2016	/s/ Gregory T. Went, Ph.D. Gregory T. Went, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2016	/s/ William J. Dawson William J. Dawson Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory T. Went, Ph.D. and William J. Dawson, jointly and severally, as his or her true and lawful attorneys‑in‑fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory T. Went Gregory T. Went, Ph.D.	Chief Executive Officer and Chairman (Principal Executive Officer)	February 23, 2016

/s/ William J. Dawson William J. Dawson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2016

/s/ Richard Booth Richard Booth	Director	February 23, 2016

/s/ Martha J. Demski Martha J. Demski	Director	February 23, 2016

/s/ William Ericson William Ericson	Director	February 23, 2016

/s/ Sara Grootwassink Lewis Sara Grootwassink Lewis	Director	February 23, 2016

/s/ Ivan Lieberburg Ivan Lieberburg, M.D., Ph.D.	Director	February 23, 2016

Signature	Title	Date

/s/ David L. Mahoney David L. Mahoney	Director	February 23, 2016

/s/ John MacPhee John MacPhee	Director	February 23, 2016

*Pursuant to Power of Attorney

By:	/s/ William J. Dawson William J. Dawson

ADAMAS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Adamas Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of convertible preferred stock and stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Adamas Pharmaceuticals, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 23,  2016

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$33,104	$61,446
Available-for-sale securities	73,691	60,912
Accounts receivable	1,284	524
Prepaid expenses and other current assets	5,108	645
Total current assets	113,187	123,527
Property and equipment, net	2,353	1,228
Available-for-sale securities, non-current	13,165	36,364
Other assets	38	70
Total assets	$128,743	$161,189
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,052	$3,685
Accrued liabilities	8,457	8,595
Other current liabilities	298	265
Total current liabilities	11,807	12,545
Non-current liabilities	749	1,570
Total liabilities	12,556	14,115
Commitments and Contingencies (Note 8)
Convertible preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Stockholders’ equity
Common stock, $0.001 par value — 100,000,000 shares authorized, 18,505,462 and 17,551,375 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	23	22
Additional paid-in capital	178,473	157,581
Accumulated other comprehensive income (loss)	(158)	(180)
Accumulated deficit	(62,151)	(10,349)
Total stockholders’ equity	116,187	147,074
Total liabilities and stockholders’ equity	$128,743	$161,189

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$1,916	$55,846	$71,095
Operating expenses
Research and development	35,895	21,860	7,410
General and administrative	23,458	15,472	6,667
Total operating expenses	59,353	37,332	14,077
Income (loss) from operations	(57,437)	18,514	57,018
Interest and other income (expense), net	363	(917)	(4,906)
Income (loss) before income taxes	(57,074)	17,597	52,112
Provision (benefit) for income taxes	(5,272)	7,374	1,191
Net income (loss)	$(51,802)	$10,223	$50,921

Net income (loss) attributable to common stockholders:
Basic	$(51,802)	$8,968	$33,068
Diluted	$(51,802)	$9,069	$35,353

Net income (loss) per share attributable to common stockholders:
Basic	$(2.86)	$0.60	$3.48
Diluted	$(2.86)	$0.53	$2.99

Weighted average number of shares used in computing net income (loss) attributable to common stockholders:
Basic	18,111	14,837	9,506
Diluted	18,111	17,107	11,806

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(51,802)	$10,223	$50,921
Unrealized gain (loss) on available-for-sale securities	22	(180)	—
Comprehensive income (loss)	$(51,780)	$10,043	$50,921

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Equity
Balances at December 31, 2012	4,719,174	$19,149	9,499,862	$14	$76,447	$—	$(71,493)	$4,968
Exercise of stock options	—	—	15,666	—	16	—	—	16
Vesting of common stock	—	—	—	—	8	—	—	8
Modification of common stock purchase warrants	—	—	—	—	52	—	—	52
Stock-based compensation	—	—	—	—	640	—	—	640
Net income	—	—	—	—	—	—	50,921	50,921
Balances at December 31, 2013	4,719,174	$19,149	9,515,528	$14	$77,163	$—	$(20,572)	$56,605
Exercise of stock options	—	—	738,539	1	480	—	—	481
Excess tax benefit of stock option exercises	—	—	—	—	1,599	—	—	1,599
Exercise of common stock warrants	—	—	199,837	—	453	—	—	453
Issuance of Series AA preferred stock from the exercise of preferred stock warrants	622,660	8,747	—	—	—	—	—	—
Conversion of preferred stock to common stock in April 2014 in connection with the IPO	(5,341,834)	(27,896)	4,003,225	4	27,892	—	—	27,896
Issuance of common stock in initial public offering (“IPO”), net of discounts, commissions and issuance costs	—	—	3,081,371	3	42,629	—	—	42,632
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(180)	—	(180)
Stock issued under employee stock purchase plan	—	—	12,875	—	162	—	—	162
Stock-based compensation	—	—	—	—	7,203	—	—	7,203
Net income	—	—	—	—	—	—	10,223	10,223
Balances at December 31, 2014	—	$—	17,551,375	$22	$157,581	$(180)	$(10,349)	$147,074
Exercise of stock options	—	—	409,683	—	761	—	—	761
Vesting of common stock	—	—	—	—	112	—	—	112
Issuance of common stock in conjunction with Controlled Equity Offering, net of commissions and issuance costs	—	—	509,741	1	9,656	—	—	9,657
Issuance of common stock in conjunction with warrant exercises	—	—	3,484	—	—	—	—	—
Net unrealized gain on available-for-sale securities	—	—	—	—	—	22	—	22
Stock issued under employee stock purchase plan	—	—	31,179	—	407	—	—	407
Stock-based compensation	—	—	—	—	9,956	—	—	9,956
Net income	—	—	—	—	—	—	(51,802)	(51,802)
Balances at December 31, 2015	—	$—	18,505,462	$23	$178,473	$(158)	$(62,151)	$116,187

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(51,802)	$10,223	$50,921
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	435	155	66
Stock-based compensation	9,956	7,203	640
Excess tax benefit on the exercise of stock options	—	(1,599)	—
Change in preferred stock warrant value	—	983	4,526
Net accretion of discounts and amortization of premiums of available-for-sale securities	875	(1,361)	—
Issuance of common stock and vesting of restricted common stock for services rendered	—	—	52
Loss on fixed asset disposal	—	111	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	110	—	—
Prepaid expenses and other assets	(4,416)	(381)	80
Accounts receivable	(760)	(395)	761
Accounts payable	(788)	1,521	(1,157)
Deferred revenue	—	—	(29,611)
Accrued liabilities and other liabilities	(820)	9,734	523
Net cash provided by (used in) operating activities	(47,210)	26,194	26,801
Cash flows from investing activities
Purchases of property and equipment	(1,399)	(1,285)	(167)
Purchases of available-for-sale securities	(59,828)	(96,095)	—
Maturities of available-for-sale securities	69,285	—	—
Net cash provided by (used in) investing activities	8,058	(97,380)	(167)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	9,657	42,632	—
Proceeds from issuance of common stock upon exercise of stock options	746	1,011	21
Proceeds from employee stock purchase plan	407	162	—
Excess tax benefit on the exercise of stock options	—	1,599	—
Principal payments on convertible promissory notes	—	—	(4,000)
Repurchase of common stock	—	(370)	—
Proceeds from issuance of common and preferred stock upon exercise of warrants	—	1,986	—
Net cash provided by financing activities	10,810	47,020	(3,979)
Net increase (decrease) in cash and cash equivalents	(28,342)	(24,166)	22,655
Cash and cash equivalents at beginning of period	61,446	85,612	62,957
Cash and cash equivalents at end of period	$33,104	$61,446	$85,612
Supplemental disclosure
Cash paid for income taxes	$4,691	$341	$1,417
Cash paid for interest	$—	$—	$279
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment included in accrued expense	$161	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Adamas Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems (“CNS”).  The Company seeks to achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products.  The Company is developing its lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride) for a complication associated with the treatment of Parkinson’s disease known as levodopa-induced dyskinesia (“LID”).  ADS-5102 is an extended-release version of amantadine that is intended for once daily administration at bedtime.  The Company completed a Phase 2/3 clinical study in LID in 2013, and initiated two confirmatory Phase 3 trials and a separate open-label safety study in 2014.  The Company completed enrollment in the larger of these trials, EASE LID, in July 2015, and the smaller, EASE LID 3, in December 2015.  The Company announced top-line results of EASE LID in December 2015.  The Company is also exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis in patients with walking impairment with the initiation of a Phase 2 clinical study in June 2015.

Through a partnership with Forest Laboratories Holdings Limited (“Forest Laboratories”), an indirect wholly-owned subsidiary of Allergan plc, the Company’s portfolio also includes two drugs commercially available in the United States for indications relating to Alzheimer’s disease: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) capsules (formerly MDX-8704) and Namenda XR® (memantine hydrochloride) extended release capsules, launched in May 2015 and June 2013, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes.  On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation.  Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from those estimates.

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

Based upon the current status of, and plans for, its product development, the Company believes that the existing cash, cash equivalents, and investments of $120.0 million as of December 31, 2015 will be adequate to satisfy the Company’s capital needs through at least the next twelve months.  However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals.  These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or partner collaborations generate sufficient revenue to cover expenses.  While the Company had net income during 2014 and 2013, it has not generated any commercial revenue from sales of its products.  Under its license agreement with Forest, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for sales of Namzaric until mid-2020 and Namenda XR until mid-2018.  To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

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

Investments

The Company classifies its investments as “available-for-sale.” In general, these investments are free of trading restrictions.  The Company carries these investments at fair value, based on quoted market prices or other readily available market information.  Quoted market prices for US government and corporate bonds include both principal and accrued interest components.  Unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets.  Gains and losses are recognized when realized in our Consolidated Statements of Income.  When the Company determines that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income.  Gains and losses are determined using the specific identification method.  The Company considers all marketable debt securities with a maturity of less than one year to be short-term investments, with all others considered to be long-term investments.

All of our available-for-sale securities are subject to a periodic impairment review.  We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary.  Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments’ fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell or hold the security, and whether or not we will be required to sell the security before the recovery of its amortized cost.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.

Segments

In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.  The Company operates in one reportable segment: the development and commercialization of therapeutics targeting chronic disorders of the central nervous system.

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

For revenue agreements with multiple-element arrangements, the Company allocates revenue to each non-contingent element based on the relative-selling-price of each element in an arrangement.  When applying the relative-selling-price method, the Company determines the selling price for each deliverable using the following estimation hierarchy: (i) vendor-specific objective evidence of fair value of the deliverable, if it exists, (ii) third-party evidence of selling price, if vendor-specific objective evidence is not available or (iii) vendor’s best estimate of selling price, if neither vendor-specific nor third-party evidence is available.  Revenue allocated is then recognized when the four basic revenue recognition criteria, mentioned above, are met for each element.

The Company recognizes payments that are contingent upon achievement of a substantive milestone in their entirety in the period in which the milestone is achieved.  Milestones are defined as events that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement.  Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance.  Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company’s performance to achieve the milestone after commencement of the agreement.

Amounts related to research and development funding are recognized as the related services or activities are performed, in accordance with the contract terms.  Payments may be made to or by the Company based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short and long-term investments.  Cash, cash equivalents, and investments are deposited with financial institutions or invested in security issuers that management believes are creditworthy.  Deposits may, at times, exceed the amount of insurance provided on such deposits.  To date, we have not experienced any losses on invested cash and cash equivalents.

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

Leases

At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating, capital or build-to-suit lease using the criteria in ASC 840, “Leases.” Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.  For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred liability.  Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applies them in the determination of straight-line expense over the lease term.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by the comparison of the carrying amount to the future net cash flows that the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.  There have been no such impairments of long-lived assets as of December 31, 2015.

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

Research and Development

Research and development (“R&D”) expenses include salaries and related compensation, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees, acquired intellectual property with no alternative future use, and facility and administrative expense allocations.  In addition, we fund R&D at research institutions under agreements that are generally cancelable at our option.  Research costs typically consist of applied research and preclinical and toxicology work.  Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at our contract manufacturers.  Clinical development costs include the costs of Phase 1, Phase 2, and Phase 3 clinical trials.  These costs are a significant component of our research and development expenses.

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

Convertible Preferred Stock

The Company classifies the convertible preferred stock as temporary equity on the balance sheets due to certain change of control events that are outside the Company’s control, including liquidation, sale, or transfer of the Company, as holders of the convertible preferred stock could have caused redemption of the shares.  Shares of convertible preferred stock were converted to common stock upon close of the IPO in April 2014.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Preferred Stock Warrants

The Company accounts for its convertible preferred stock warrants as a liability based upon the characteristics and provisions of each instrument.  Convertible preferred stock warrants classified as a liability are recorded on the Company’s balance sheet at their fair value on the date of issuance and were revalued on each subsequent balance sheet, with fair value changes recognized as increases or reductions in the statements of operations.  The Company adjusted the liability for changes in fair value of these warrants until the earlier of: (i) exercise of warrants, (ii) expiration of warrants, (iii) a change of control of the Company, or (iv) the closing of the Company’s IPO.  At those times, the convertible preferred stock warrant liability was adjusted to fair value in the condensed consolidated statements of operations and comprehensive income and, upon the closing of the Company’s IPO in April 2014, the final fair value was reclassified to additional paid-in capital.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, long-term investments and other current assets, other assets, accounts payable, accrued liabilities approximate fair value due to the short-term nature or determinable value of these items.    The fair value of convertible preferred stock warrants is determined using readily available market information.

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

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation of stock options granted to employees and directors and for employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period.  All stock options awarded to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model.  Stock options granted to non-employees are subject to periodic revaluation at each reporting date as the underlying equity instruments vest.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this update are effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  We are evaluating the impact the revised guidance will have on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. This ASU is effective for public business entities issuing financial statements for the annual periods

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities and taxes, or retrospectively for all periods presented. The effects of this update on our consolidated financial statements are not expected to be material.

3. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets (in thousands)

	December 31,
	2015	2014
Income tax receivable	$4,293	$—
Prepaid expenses	545	414
Prepaid clinical trial	255	227
Other current assets	15	4
Prepaid expenses and other current assets	$5,108	$645

Property and equipment, net (in thousands)

	December 31,
	2015	2014
Computer equipment and software	$869	$385
Office equipment	62	60
Furniture and fixtures	429	260
Leasehold improvements	1,619	763
	2,979	1,468
Less: Accumulated depreciation and amortization	(626)	(240)
Property and equipment, net	$2,353	$1,228

Depreciation expense was $435,000,  $155,000 and $66,000 for the years ended December 31, 2015,  2014, and 2013, respectively.

Accrued liabilities (in thousands)

	December 31,
	2015	2014
Accrued salaries and related benefit expenses	$3,372	$1,887
Clinical trial accruals	4,097	1,351
Accrued consulting and other professional fees	749	416
Income and other taxes	53	4,773
Other	186	168
Accrued liabilities	$8,457	$8,595

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market	$23,430	$23,430	$—	$—
Corporate debt	56,787	—	56,787	—
U.S. Treasury notes	30,069	—	30,069	—
Total assets measured at fair value	$110,286	$23,430	$86,856	$—

	Fair Value Measurements at
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market	$59,303	$59,303	$—	$—
Corporate debt	85,311	—	85,311	—
U.S. Treasury notes	11,965	—	11,965	—
Total assets measured at fair value	$156,579	$59,303	$97,276	$—

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

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon issuance of the convertible preferred stock warrants, the Company estimated the fair value of the liability and subsequent remeasurement using the option pricing model at each reporting date, using the following inputs: the risk‑free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying stock. The estimates were based, in part, on subjective assumptions and could differ materially in future periods. This results in the classification of the preferred stock warrant liability as Level 3 of the fair value hierarchy.

The following table includes a roll forward of the financial instruments classified within Level 3 of the fair value hierarchy (in thousands):

Fair Value Using Level 3 Inputs	Convertible Preferred Stock Warrant Liability
Balance at December 31, 2013	$6,232
Change in fair value recorded in Other (income) expense, net	983
Exercise of warrants	(7,215)
Balance at December 31, 2014	—
Balance at December 31, 2015	$—

There were no transfers to or from Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

5. INVESTMENTS

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

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$56,892	$—	$(105)	$56,787
U.S. Treasury notes	30,122	1	(54)	30,069
Total	$87,014	$1	$(159)	$86,856
Reported as:
Short-term investments	$73,817	$1	$(127)	$73,691
Long-term investments	13,197	—	(32)	13,165
Total	$87,014	$1	$(159)	$86,856

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$85,474	$—	$(163)	$85,311
U.S. Treasury notes	11,982	—	(17)	11,965
Total	$97,456	$—	$(180)	$97,276
Reported as:
Short-term investments	$61,016	$—	$(104)	$60,912
Long-term investments	36,440	—	(76)	36,364
Total	$97,456	$—	$(180)	$97,276

Short-term and long-term investments includes accrued interest of $0.4 million and $36,000, respectively, as of December 31, 2015.  Short-term and long-term investments includes accrued interest of $0.3 million and $0.2 million, respectively, as of December 31, 2014.  The Company has not incurred any realized gains or losses on investments for the years ended December 31, 2015 and 2014.  Investments are classified as short-term or long-term depending on the underlying investment’s maturity date.  Long-term investments have a maturity date range of greater than 12 months and less than 20 months as of December 31, 2015.

6. COLLABORATION AND LICENSE AGREEMENTS

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

The Company identified the following two non‑contingent performance deliverables under the license agreement: (i) transfer of intellectual property rights, inclusive of the related technology know‑how conveyance (“license and know‑how” or “license”) and (ii) the obligation to participate on the Joint Development Committee (“JDC”).  The Company concluded that the license and the know‑how together represent a single deliverable, and therefore the two together have been accounted for as a single unit of accounting.  There was no separate consideration identified in the agreement for the deliverables and there was no right of return under the agreement.  The Company considered the provisions of the multiple‑element arrangement guidance in determining whether the deliverables outlined above have standalone value.  The transfer of license and know-how has standalone value separate from the obligation to participate on the JDC, as the agreement allows Forest to sublicense its rights to the acquired license to a third party.  Further, the Company believes that Forest has research and development expertise with compounds similar to those licensed under the agreement and has the ability to engage other third parties to develop these compounds, allowing Forest to realize the value of the license and know-how without receiving the JDC participation.

The Company developed its best estimates of selling prices (“BESP”) for each deliverable in order to allocate the non‑contingent arrangement consideration to the two units of accounting.  Based on BESP analysis, value assigned to the obligation to participate on the JDC was a negligible amount.  Accordingly, the entire upfront license fee of $65.0 million was allocated to the transfer of license and technical know‑how.  Revenue recognition commenced upon delivery of the license and was recognized on a straight‑line basis through the period of the transfer of the know‑how.  Forest was able to derive value from the license as the know‑how was transferred.  A straight‑line pattern of revenue recognition is only acceptable when a more precise pattern cannot be discerned.  The way in which the transfer of know‑how occurred did not give rise to a more precise pattern of recognition, and the Company therefore recognized revenue on a straight‑line basis over the period of the transfer of the know‑how (from November 2012 to February 2013).

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Immediately prior to the completion of the Company’s IPO in 2014, 206,162 of the warrants to purchase common stock were either exercised for cash or automatically net exercised for a total issuance of 199,837 shares of common stock, pursuant to the terms of the warrants.  In July 2015, warrants to purchase an aggregate of 7,116 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 3,484 shares of common stock.    As of December 31, 2015 and 2014, warrants to purchase zero and 7,116 shares of common stock were outstanding, respectively.

Prior to the IPO in April 2014, the warrants to purchase convertible preferred stock were classified as a liability and remeasured to fair value each reporting period.  The Company had estimated the fair value of these liabilities using the Black-Scholes model and assumptions that were based on the individual characteristics of the warrants on the valuation date, as well as the assumptions for expected volatility, expected life, dividends, and risk-free interest rate.  The remeasurement of the fair value of the outstanding warrants from December 31, 2013 through the date of the conversion to a common stock warrant and following the exercise resulted in a $1.0 million expense recorded to other income (expense), net in the Company’s consolidated statements of operations and comprehensive income.  As of both December 31, 2015 and 2014, there were no warrants to purchase convertible preferred stock outstanding.

8. COMMITMENTS AND CONTINGENCIES

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

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, future minimum lease payments under a non-cancelable facility operating lease including related office equipment were as follows (in thousands):

December 31,
2015
2016	$650
2017	650
2018	660
2019	666
2020	223
Thereafter	—
Total	$2,849

The Company’s total rent expense was approximately $628,000, $277,000, and $214,000 for the years ended December 31, 2015,  2014, and 2013, respectively.

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

Litigation

Several companies have submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest beginning in June 2018.  In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR.  The Company, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.  The parties are collectively seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States, any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) the Company, Forest, and Merz be awarded monetary relief, in addition to any attorneys’ fees, costs, and expenses relating to the actions.

We and Forest have entered into a series of settlement agreements with the Namenda XR ANDA filers, except for two remaining defendants.  The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Namenda XR beginning on January 31, 2021.

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in our asserted patents, which may negatively impact at least some of the patent claims.  We and Forest continue to review the ruling to determine how it may also affect our litigation regarding Namzaric, which is described below.

In February 2016, Forest proceeded to trial against one defendant with respect to one of its asserted patents.  A case schedule has yet to be established for the second proceeding, which involves a second defendant.  Forest is in control of these litigations, and we have been informed that Forest anticipates appealing any adverse District Court rulings at the appropriate time.

Several companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020.  We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case.  The Markman hearing is scheduled for November 2016 and the trial is scheduled for October 2017.

Because these Namenda XR and Namzaric lawsuits were filed within the requisite 45-day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs for 30 months or until a court decision adverse to the patents.  The 30-month stays for these Namenda XR and Namzaric ANDAs will expire beginning in June 2016 and January 2018, respectively.

From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business.  Other than the matters described above, the Company is not presently a party to any material legal proceedings.

9. CONVERTIBLE PREFERRED STOCK

The Company’s amended and restated certificate of incorporation filed on April 15, 2014, authorizes 5,000,000 shares of convertible preferred stock, of which there were no shares outstanding as of December 31, 2015 and 2014.  Upon close of the IPO in April 2014, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into shares of common stock.

At December 31, 2013, the convertible preferred stock consisted of the below (in thousands except share and per share data).  The fair value was approximately $27.9 million upon completion of the IPO.

			Per Share
	Shares		Liquidation	Carrying
Series	Authorized	Outstanding	Preference	Value
Series AA	5,000,000	3,431,620	$3.81	$6,521
Series AA-1	1,700,000	1,287,554	50.00	12,628
	6,700,000	4,719,174		$19,149

10.  STOCKHOLDERS’ EQUITY

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

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has classified all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested.  At December 31, 2015 and December 31, 2014, 3,000 and 13,000 shares of common stock, respectively, from early exercised options were unvested.

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

The following table summarizes the total sales under the Sales Agreement through the period indicated (in thousands, except per share amounts):

December 31,
2015
Total shares of common stock sold	509,741
Average price per share	$20.04
Gross proceeds	$10,216
Commissions earned by Cantor	$306
Other issuance costs	$253

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	December 31,	December 31,
	2015	2014
Common stock options outstanding	5,328,378	4,981,522
Common stock options available for grant	1,463,415	1,518,191
Employee stock purchase plan	394,148	249,887
Warrants to purchase common stock	—	7,116
Total	7,185,941	6,756,716

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION

The following table reflects stock-based compensation expense recognized for the years ended December 31, 2015,  2014, and 2013 (in thousands):

	Years Ended
	December 31,
	2015	2014	2013
Research and development:
Employees	$2,492	$1,157	$105
Non-employee consultants	664	1,331	199
General and administrative:
Employees	6,388	2,887	170
Non-employee consultants	412	1,828	166
Total expense	$9,956	$7,203	$640

Stock Compensation Plans

In October 2002, the Company established its 2002 Employee, Director and Consultant Stock Plan and in December 2007, the Company established its 2007 Stock Plan.  No further grants were then made under the 2002 Plan.

In February 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO.  No further grants were then made under the 2007 Plan.  Under the 2014 Plan, 1,993,394 shares of the Company’s common stock were made available for issuance which included all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, and is subject to further increase for shares that were subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired.  The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by our board of directors.  For 2015, the common stock available for issuance under the 2014 Plan increased by 701,763 shares of common stock.  As of December 31, 2015, the number of shares available for issuance under the 2014 Plan was 1,463,415.

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

Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted and, in March 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO.  The ESPP authorized the issuance of 262,762 shares.  Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less.  Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000.  Through the end of 2015, the Company issued a total of 44,054 shares under the ESPP.  The number of shares available for future issuance under the plan were 394,148 at December 31, 2015.  Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares as determined by the board of directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above.  For 2015, the common stock available for issuance under the ESPP increased by 175,440 shares of common stock.

Valuation Assumptions

The Company’s method of valuation for share-based awards is based on the Black-Scholes model.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  A description of the assumptions follows:

•

The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as the Company had limited trading history for the Company’s common stock due to the recent IPO.  The Company will continue to analyze the historical price volatility and expected term assumptions as more historical data for the Company’s common stock become available.

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

•	The expected dividend yield assumption was based on the Company’s historical and expectation of dividend payouts.
•	Forfeitures were estimated based on historical experience.
•

Determination of the fair value of the shares of common stock underlying the stock options historically has been the responsibility of the Company’s board of directors.  Subsequent to the IPO in April 2014, the fair value of common stock is determined based on the closing price of the NASDAQ Global Market exchange.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2015,  2014 and 2013 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected price volatility	68% - 80%	90% - 96%	89% - 100%
Risk-free interest rate	1.37% - 1.95%	1.84% - 2.20%	1.45% - 2.48%
Expected term (in years)	5.50 - 6.25	6.75 - 7.00	7.25
Dividend yield	—	—	—

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of stock purchased under the ESPP on the date of purchase using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected price volatility	56% - 62%	67% - 75%	—
Risk-free interest rate	0.07% - 0.41%	0.02% - 0.05%	—
Expected term (in years)	.05	.05	—
Dividend yield	—	—	—

Stock-based compensation expense related to employee stock plan purchases for the years ended December 31, 2015,  2014, and 2013 was $0.2 million, $69,200 and zero, respectively.

During the years ended December 31, 2015,  2014, and 2013, the Company granted stock options to employees to purchase 917,150, 2,310,583, and 522,000 shares of common stock respectively, with a weighted-average grant date fair value of $11.47,  $10.77, and $8.73, respectively.  As of December 31, 2015, there was total unrecognized compensation cost of approximately $24.2 million.  This cost is expected to be recognized over a period of 2.8 years.  The total fair value of employee stock options vested for the year ended December 31, 2015 and 2014 was $10.0 million and $0.9, respectively.

Stock-based compensation expense related to employee options for the years ended December 31, 2015,  2014, and 2013 was $8.7 million, $4.0 million and $0.3 million, respectively.

The stock option and related activity under all of our stock option plans is summarized as follows:

	Outstanding Options		Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Stock Options	Shares	Price	Term (years)	(thousands)
Balances, December 31, 2014	4,981,522	$6.10
Options granted	917,150	18.09
Options exercised	(409,683)	1.86
Options forfeited	(148,945)	3.78
Options expired	(11,666)	0.63
Balances, December 31, 2015	5,328,378	$8.57	7.26	$105,293
Vested and expected to vest, December 31, 2015	5,101,041	$8.40	7.20	$101,614
Vested, December 31, 2015	2,772,074	$5.08	6.14	$64,412

The aggregate intrinsic value of options outstanding, vested and expected to vest, and vested were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2015 of  $28.32.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price	Shares	Price
$0.00 - 0.99	1,223,525	5.77	$0.66	1,223,525	$0.66
$1.00 - 8.99	839,070	4.38	2.42	839,070	2.42
$9.00 - 10.99	1,455,000	8.13	9.00	1,455,000	9.00
$11.00 - 16.99	687,000	8.55	13.58	411,610	12.32
$17.00 - 26.22	1,123,783	9.16	18.15	200,708	17.85
	5,328,378	7.26	$8.57	4,129,913	$5.95

The weighted average remaining contractual life and aggregated intrinsic value of options exercisable as of December 31, 2015 are 6.73 years and $92.4 million, respectively.  The aggregate intrinsic value of options exercised was approximately $6.6 million, $10.0 million, and $29,000 for the years ended December 31, 2015,  2014, and 2013, respectively.  The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $28.32 of the Company’s common stock on December 31, 2015.  The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on December 31, 2015.

Non-employee Stock‑Based Compensation

During the years ended December 31, 2015,  2014, and 2013, the Company granted options to purchase zero,  199,550, and 94,000 shares of common stock to consultants, respectively.  These options are granted in exchange for consulting services to be rendered and are measured and recognized as the stock options are earned.  The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The Company estimated the fair value of non-employee stock options using the Black-Scholes model with the following weighted-average assumptions:

Years Ended December 31,
	2015	2014	2013
Expected price volatility	76% - 82%	72% - 98%	88% - 98%
Risk-free interest rate	1.84% - 2.26%	0.81% - 2.75%	1.02% - 2.72%
Expected term (in years)	8.00 - 9.00	3.25 - 10.00	3.25 - 10.00
Dividend yield	—	—	—

Compensation expense related to non-employee options for years ended December 31, 2015,  2014, and 2013 was approximately $1.1 million, $3.2 million, and $0.4 million, respectively.

12. INCOME TAXES

Income (loss) before provision for income tax is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(57,074)	$17,599	$52,095
International	—	(2)	17
Total	$(57,074)	$17,597	$52,112

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes is summarized as follows (in thousands):

	December 31,
	2015	2014	2013
Current:
Federal	$(5,273)	$7,367	$1,190
State	1	7	1
Foreign	—	—	(1)
	(5,272)	7,374	1,190
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	1
	—	—	1
Provision (benefit) for income taxes	$(5,272)	$7,374	$1,191

During 2014, the Company reduced its current Federal and state taxes payable by $1.6 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital.  There was no reduction related to excess tax benefits from stock-based compensation for the years ended December 31, 2015 and 2013.  The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax income (loss) from operations as a result of the following:

	December 31,
	2015	2014	2013
Statutory federal income tax rate	$(19,976)	$6,159	$18,239
State income taxes, net of federal tax benefits	1	1	1
Warrants	—	344	1,584
Foreign rate differential	—	1	(6)
Tax credits	(8,303)	(168)	(119)
Net operating loss carryback	4,099	—	—
Change in statutory rates	—	—	(61)
Stock compensation	821	302	—
Other	1,330	(70)	(59)
Change in valuation allowance	16,756	805	(18,388)
Income tax provision	$(5,272)	$7,374	$1,191

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$12,665	$4,736
Research and development tax credits	8,652	1,107
Accruals and reserves	345	176
Stock compensation	5,341	2,584
Depreciation and amortization	2,149	1,646
Total deferred tax assets	29,152	10,249
Less: Valuation allowance	(29,152)	(10,249)
Net deferred tax assets	$—	$—

The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain.  The net valuation allowance increased by $18.9 million and $1.0 for the years ended December 31, 2015 and 2014, respectively.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets.  The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.  At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets.

As of December 31, 2015 and December 31, 2014, the Company had federal net operating loss carryforwards of approximately $25.0 million and $1.5 million, respectively, available to reduce future taxable income.  The Company also had state net operating loss carryforwards of approximately $96.8 million and $73.3 million as of December 31, 2015 and December 31, 2014, respectively.  The federal net operating loss carryforward begins expiring in 2025, and the state net operating loss carryforward begins expiring in 2017, if not utilized.

The Company also had federal research and development tax credit carryforwards of approximately $3.2 million.  If not utilized, the carryforwards will begin expiring in 2024.  The Company has state research and development credit carryforwards or approximately $2.1 million which do not expire.

Under federal and similar state tax statutes, changes in our ownership may limit our ability to use our available net operating loss and tax credit carryforwards.  The annual limitation, as a result of a change of control, may result in the expiration of net operating losses and credits before utilization.

The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in our stock ownership.

Uncertain Tax Positions

The total amounts of unrecognized tax benefits for the years ended December 31, 2015,  2014, and 2013 were $1.8 million, $2.6 million and $2.3 million, respectively.  If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at the beginning of the year	$2,608	$2,270	$1,880
Additions based on prior period tax positions	980	348	184
Reductions based on prior period tax positions	(1,768)	(10)	—
Reductions based on current period tax positions	—	—	206
Balance at the end of the year	$1,820	$2,608	$2,270

The Company’s policy is to account for interest and penalties as income tax expense.  The Company accrued $11,000 of interest related to unrecognized tax benefits during the year ended December 31, 2014.  The Company accrued no interest related to unrecognized tax benefits during the years ended December 31, 2015 and 2013.  Additionally, the interest accrued in 2014 of $11,000 is being reversed due to the net operating loss carryback claim and refund.

The Company files income tax returns in the U.S. federal jurisdiction, California, and India.  The Company is subject to U.S. federal income tax examination for the calendar years ending 2001 through 2015 due to net operating losses that have been carried forward for tax purposes.  Additionally, the Company is subject to state income tax examinations for the 2005 through 2015 calendar years due to net operating losses that are being carried forward for tax purposes.  The Company is subject to audit by the Indian tax authorities from 2013 onward.  The Company is not currently under audit in any major tax jurisdiction.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. NET INCOME PER SHARE

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except per share data):

	December 31,
	2015	2014	2013
Historical net income (loss) per share
Numerator:
Net income (loss)	$(51,802)	$10,223	$50,921
Noncumulative dividend on preferred stock	—	(432)	(1,436)
Undistributed earnings allocated to preferred stockholders	—	(823)	(16,417)
Basic net income (loss) attributable to common stockholders	(51,802)	8,968	33,068
Adjustment to net income (loss) for dilutive securities	—	101	2,285
Diluted net income (loss) attributable to common stockholders	$(51,802)	$9,069	$35,353
Denominator:
Basic common shares outstanding:
Basic common shares outstanding: weighted average common shares outstanding	18,116	14,849	9,508
Less: weighted average unvested common shares subject to repurchase	(5)	(12)	(2)
Weighted average number of common shares used in calculating net income (loss) per share—basic	18,111	14,837	9,506
Dilutive securities:
Common stock options	—	2,148	2,204
Warrants to purchase common stock	—	122	96
Weighted average number of common shares used in calculating net income (loss) per share—diluted	18,111	17,107	11,806
Net income (loss) per share attributable to common stockholders
Basic	$(2.86)	$0.60	$3.48
Diluted	$(2.86)	$0.53	$2.99

The following shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	December 31,
	2015	2014	2013
Convertible preferred stock	—	—	4,719
Options to purchase common stock	5,249	441	—
Warrants to purchase convertible preferred stock	—	—	623
Total	5,249	441	5,342

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2015.  This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report.  These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$226	$398	$768	$524
Operating expenses	12,452	14,551	15,763	16,587
Net loss	(12,202)	(14,051)	(14,859)	(10,690)	(1)
Net loss per share attributable to common stockholders:
Basic	(0.69)	(0.78)	(0.81)	(0.58)
Diluted	(0.69)	(0.78)	(0.81)	(0.58)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$176	$25,154	$215	$30,301
Operating expenses	5,867	8,435	9,765	13,265
Net income (loss)	(6,380)	16,429	(9,557)	9,731
Net income (loss) per share attributable to common stockholders:
Basic	(0.67)	1.05	(0.57)	0.56
Diluted	(0.67)	0.88	(0.57)	0.50

(1) In the fourth quarter of 2015 the Company recorded an out-of-period correcting adjustment of $2.9 million to record an income tax benefit related to the carryback of a portion of the current year loss to obtain a tax refund from the prior year which was not properly accounted for in the interim periods of 2015.  The Company has determined that the adjustment is not material to any current or interim periods.

15. SUBSEQUENT EVENT

On January 6, 2016, the Company completed a follow-on public offering of 2,875,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share.  Proceeds from the follow-on public offering were approximately $61.8  million, net of underwriting discounts, commissions, and offering-related transaction costs.

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8‑K	001‑36399	3.1	4/15/2014
3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	8‑K	001‑36399	3.2	4/15/2014
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S‑1	333‑194342	4.1	3/26/2014
4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of September 30, 2011, by and among the registrant and certain of its stockholders.	S‑1	333‑194342	10.5	3/5/2014
10.1	Adamas Pharmaceuticals, Inc. 2002 Employee, Director and Consultant Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S‑1	333‑194342	10.1	3/5/2014
10.2	Adamas Pharmaceuticals, Inc. 2007 Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S‑1	333‑194342	10.2	3/5/2014
10.3	Adamas Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Form of Stock Option Grant Notice and Option Agreement.	S‑1	333‑194342	10.3	4/7/2014
10.4	Adamas Pharmaceuticals, Inc. Form of Stock Option Grant Notice and Option Agreement.	10-Q	001‑36399	10.24	8/11/2015
10.5	Adamas Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan	S‑1	333‑194342	10.4	3/26/2014
10.6	Office Lease Agreement by and between the registrant and CA‑Emeryville Properties Limited Partnership, dated as of October 25, 2006.	S‑1	333‑194342	10.7	3/5/2014
10.7	First Amendment to Lease by and between the registrant and NOP Watergate LLC (as successor in interest to CA‑Emeryville Properties Limited Partnership), dated as of April 29, 2009.	S‑1	333‑194342	10.8	3/5/2014
10.8	Second Amendment to Office lease Agreement by and between the registrant and Emeryville Office, L.L.C. (as successor to NOP Watergate, LLC), dated as of January 18, 2011.	S‑1	333‑194342	10.9	3/5/2014
10.9	Third Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of June 17, 2011.	S‑1	333‑194342	10.10	3/5/2014
10.10	Fourth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of January 31, 2013.	S‑1	333‑194342	10.11	3/5/2014
10.11	Fifth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of May 23, 2014.	10‑Q	001‑36399	10.3	8/7/2014
10.12	License Agreement by and between the registrant and Forest Laboratories Holdings Limited, dated as of November 13, 2012.	S‑1/A	333‑194342	10.6	4/7/2014
10.13	Adamas Pharmaceuticals, Inc. Executive Severance Plan.	S‑1	333‑194342	10.19	3/5/2014
10.14	Offer Letter by and between Adamas Pharmaceuticals, Inc. and Gregory Went, dated as of March 8, 2006.	S‑1	333‑194342	10.12	3/5/2014
10.15	Offer Letter by and between the registrant and Natalie McClure, dated as of December 17, 2009, as amended by the letter dated February 18, 2011.	S‑1	333‑194342	10.14	3/5/2014

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16	Offer Letter by and between the registrant and Jeffrey Knapp, dated February 24, 2014.	S‑1	333‑194342	10.16	3/5/2014
10.17	Offer Letter by and between registrant and William J. Dawson, dated as of August 12, 2014.	8‑K	001‑36399	10.8	8/13/2014
10.18	Offer Letter by and between the registrant and Grace Shin, dated November 17, 2014.	10-Q	001‑36399	10.22	5/13/2015
10.19	Offer letter by and between the registrant and Rajiv Patni, MD, dated April 17, 2015.	10-Q	001‑36399	10.23	8/11/2015
10.20	Form of Indemnity Agreement between the registrant and its directors and officers.	S‑1	333‑194342	10.17	3/5/2014
10.21	Adamas Pharmaceuticals, Inc. Transaction Bonus Plan.	S‑1	333‑194342	10.18	3/5/2014
10.22	Controlled Equity OfferingSM Sales Agreementby and between registrant and Cantor Fitzgerald & Co., dated June 1, 2015.	S-3	333-204284	1.2	5/18/2015
10.23	Sixth Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of October 27, 2015.
10.24	Adamas Pharmaceuticals, Inc. Form of Restricted Stock Unit Grant Notice and Award Agreement.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.(1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification accompanies the Form 10‑K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10‑K), irrespective of any general incorporation language contained in such filing.