Form 10-Q
period 2016-03-31
Adamas Pharmaceuticals Inc
filed 2016-05-10
CIK 1328143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 5, 2016 was 21,627,631.

ADAMAS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$98,406	$33,104
Available-for-sale securities	64,876	73,691
Accounts receivable	461	1,284
Prepaid expenses and other current assets	5,837	5,108
Total current assets	169,580	113,187
Property and equipment, net	2,916	2,353
Available-for-sale securities, non-current	5,924	13,165
Other assets	38	38
Total assets	$178,458	$128,743
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,509	$3,052
Accrued liabilities	6,884	8,457
Other current liabilities	266	298
Total current liabilities	10,659	11,807
Non-current liabilities	699	749
Total liabilities	11,358	12,556
Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 21,473,236 and 18,505,462 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	26	23
Additional paid-in capital	243,042	178,473
Accumulated other comprehensive income (loss)	11	(158)
Accumulated deficit	(75,979)	(62,151)
Total stockholders’ equity	167,100	116,187
Total liabilities and stockholders’ equity	$178,458	$128,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$175	$226
Operating expenses
Research and development	7,522	7,533
General and administrative, net	6,641	4,919
Total operating expenses	14,163	12,452
Loss from operations	(13,988)	(12,226)
Interest and other income, net	160	78
Loss before income taxes	(13,828)	(12,148)
Provision for income taxes	—	54
Net loss	$(13,828)	$(12,202)

Net loss per share attributable to common stockholders:
Basic	$(0.65)	$(0.69)
Diluted	$(0.65)	$(0.69)

Weighted average number of shares used in computing net loss attributable to common stockholders:
Basic	21,253	17,643
Diluted	21,253	17,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(13,828)	$(12,202)
Unrealized gain on available-for-sale securities	169	127
Comprehensive loss	$(13,659)	$(12,075)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(13,828)	$(12,202)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	137	70
Stock-based compensation	2,553	2,142
Net accretion of discounts and amortization of premiums of available-for-sale securities	258	194
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(105)	(114)
Prepaid expenses and other assets	(729)	138
Accounts receivable	823	39
Accounts payable	57	2
Accrued liabilities and other liabilities	(1,668)	(4,334)
Net cash used in operating activities	(12,502)	(14,065)
Cash flows from investing activities
Purchases of property and equipment	(461)	(18)
Purchases of available-for-sale securities	—	(18,435)
Maturities of available-for-sale securities	16,072	—
Net cash provided by (used in) investing activities	15,611	(18,453)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	62,030	—
Proceeds from issuance of common stock upon exercise of stock options	163	300
Net cash provided by financing activities	62,193	300
Net increase (decrease) in cash and cash equivalents	65,302	(32,218)
Cash and cash equivalents at beginning of period	33,104	61,446
Cash and cash equivalents at end of period	$98,406	$29,228
Supplemental disclosure of noncash investing and financing activities
Public offering costs in accounts payable	$208	$—
Purchase of property and equipment in accounts payable and accrued expenses	$400	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     DESCRIPTION OF BUSINESS

Adamas Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems (“CNS”). The Company seeks to achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products. The Company is developing its lead wholly-owned product candidate, ADS-5102 (amantadine hydrochloride) for a complication associated with the treatment of Parkinson’s disease known as levodopa-induced dyskinesia (“LID”). ADS-5102 is an extended-release version of amantadine that is intended for once daily administration at bedtime. The Company completed a Phase 2/3 clinical study in LID in 2013, and initiated two confirmatory Phase 3 trials and a separate open-label safety study in 2014. The Company completed enrollment in the larger of these trials, EASE LID, in July 2015, and the smaller, EASE LID 3, in December 2015. The Company announced top-line results of EASE LID in December 2015 and EASE LID 3 in April 2016. The Company is also exploring the utility of ADS-5102 for the treatment of major symptoms associated with multiple sclerosis in patients with walking impairment with the initiation of a Phase 2 clinical study in June 2015.

Through a license agreement with Forest Laboratories Holdings Limited (“Forest Laboratories” or “Forest”), an indirect wholly-owned subsidiary of Allergan plc, the Company’s portfolio also includes two drugs exclusively licensed to Forest and commercially available in the United States for indications relating to Alzheimer’s disease: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) capsules (formerly MDX-8704) and Namenda XR® (memantine hydrochloride) extended-release capsules, launched in May 2015 and June 2013, respectively.

In April 2014, the Company issued and sold 3,081,371 shares of its common stock in its initial public offering (“IPO”), which includes the partial exercise by the underwriters of their option to purchase additional shares, at a public offering price of $16.00 per share. Proceeds from the IPO were $42.6 million, net of underwriting discounts and offering-related transaction costs.

In June 2015, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million. As of March 31, 2016, the Company had issued 509,741 shares of common stock at an average price of $20.04 and raised net proceeds of $9.7 million under the Sales Agreement.

In January 2016, the Company completed a follow-on public offering of 2,875,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs.

The Company was incorporated in the State of Delaware on November 15, 2000. The Company’s headquarters and operations are located in Emeryville, California. The Company has four insignificant subsidiaries.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the Company believes are necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2015 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC.

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

Based upon the current status of, and plans for, its product development, the Company believes that the existing cash, cash equivalents, and investments of $169.2 million as of March 31, 2016 will be adequate to satisfy the Company’s capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or license agreements generate sufficient revenue to cover expenses. While the Company had net income during 2014 and 2013, it has not generated any commercial revenue from sales of its products. Under its license agreement with Forest, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for sales of Namzaric until mid-2020 and Namenda XR until mid-2018. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

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

Revenue Recognition

The Company recognizes revenue when all four of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. Revenue under license arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.

The Company generates revenue from collaboration and license agreements for the development and commercialization of products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined objectives and royalties on sales of commercialized products. The Company’s performance obligations under the collaboration and license agreements may include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials and obligations to participate on certain development and/or commercialization committees with the partners.

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

Amounts related to research and development funding and full-time equivalents assigned to the license agreement are recognized as the related services or activities are performed, in accordance with the contract terms.

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

Research and Development

Research and development (“R&D”) expenses include salaries and related compensation, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees, acquired intellectual property with no alternative future use, and facility and administrative expense allocations. In addition, the Company funds R&D at research institutions under agreements that are generally cancelable at its option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at the Company’s contract manufacturers. Clinical development costs include the costs of Phase 1, Phase 2, and Phase 3 clinical trials. These costs are a significant component of the Company’s research and development expenses.

The Company accrues costs for clinical trial activities performed by contract research organizations and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates are reviewed for reasonableness by its internal clinical personnel, and the Company aims to match the accrual to actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities using available information; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. The Company charges all such costs to R&D expenses. Non-refundable advance payments are capitalized and expensed as the related goods are delivered or services are performed.

Basic and Diluted Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. At March 31, 2016 and 2015, approximately 5,370,000 and 456,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock as their effect would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation of stock options granted to employees and directors and for employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model. The Company accounts for stock-based compensation of restricted stock units granted to employees based on the closing price of the Company’s common stock on the date of grant. The fair value of stock-based awards are recognized and amortized over the applicable vesting period. All stock options awarded to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. Stock options granted to non-employees are subject to periodic revaluation at each reporting date as the underlying equity instruments vest.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the impact the revised guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. This ASU is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities and taxes, or retrospectively for all periods presented. The effects of this update on the Company’s consolidated financial statements are not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The authoritative guidance significantly amends the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. For public business entities, this guidance is effective for fiscal periods beginning after December 15, 2018 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

This guidance is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at
	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market	$87,998	$87,998	$—	$—
Corporate debt	40,633	—	40,633	—
U.S. Treasury notes	30,167	—	30,167	—
Total assets measured at fair value	$158,798	$87,998	$70,800	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market	$23,430	$23,430	$—	$—
Corporate debt	56,787	—	56,787	—
U.S. Treasury notes	30,069	—	30,069	—
Total assets measured at fair value	$110,286	$23,430	$86,856	$—

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Corporate debt and U.S. Treasury notes are measured at fair value using level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers to or from Level 1 and Level 2 during the three months ended March 31, 2016.

4.     INVESTMENTS

The Company’s investments consist of corporate debt and U.S. Treasury notes classified as available-for-sale securities.

The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt and United States Treasury notes. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders' equity. Realized gains and losses are reclassified from other comprehensive loss to other income (expense) on the condensed consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities. Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$40,635	$12	$(14)	$40,633
U.S. Treasury notes	30,154	13	—	30,167
Total	$70,789	$25	$(14)	$70,800
Reported as:
Short-term investments	$64,867	$23	$(14)	$64,876
Long-term investments	5,922	2	—	5,924
Total	$70,789	$25	$(14)	$70,800

	December 31, 2015
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$56,892	$—	$(105)	$56,787
U.S. Treasury notes	30,122	1	(54)	30,069
Total	$87,014	$1	$(159)	$86,856
Reported as:
Short-term investments	$73,817	$1	$(127)	$73,691
Long-term investments	13,197	—	(32)	13,165
Total	$87,014	$1	$(159)	$86,856

Short-term and long-term investments includes accrued interest of $0.5 million and $17,000 respectively, as of March 31, 2016. Short-term and long-term investments includes accrued interest of $0.4 million and $36,000, respectively, as of December 31, 2015. The Company has not incurred any realized gains or losses on investments for the three months ended March 31, 2016 and 2015. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments have a maturity date range of greater than 12 months and a maximum of 17 months as of March 31, 2016.

5.     License Agreements

In November 2012, the Company granted Forest an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Forest markets and sells Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Forest made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Forest of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. As of March 31, 2016, amounts reimbursed of $0.3 million are reflected as a reduction to general and administrative, net. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR.

The Company is entitled to receive royalties on net sales in the United States by Forest, its affiliates, or any of its sublicensees of controlled-release versions of memantine products covered by the terms of the license agreement. Beginning in May 2020, the Company will be entitled to receive royalties in the low double digits to the mid-teens from Forest for sales of Namzaric in the United States and in June 2018, the Company will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. Forest’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Forest in the United States or (ii) the expiration of the Orange Book listed patents for which Forest obtained rights from the Company covering such product. Forest’s obligation to pay royalties with respect to Namenda XR continues until the expiration of the Orange Book listed patents covering such products. However, Forest’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics.

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

Immediately prior to the completion of the Company’s IPO in 2014, 206,162 of the warrants to purchase common stock were either exercised for cash or automatically net exercised for a total issuance of 199,837 shares of common stock, pursuant to the terms of the warrants. In July 2015, warrants to purchase an aggregate of 7,116 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 3,484 shares of common stock. As of both March 31, 2016 and December 31, 2015, there were no warrants to purchase common stock outstanding.

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

As of March 31, 2016, future minimum lease payments under a non-cancelable facility operating lease including related office equipment were as follows (in thousands):

March 31, 2016
2016 (remaining)	$488
2017	650
2018	660
2019	666
2020	223
Thereafter	—
Total	$2,687

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

Litigation

In November 2012, the Company granted Forest an exclusive license to certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. Under the terms of that license agreement, Forest has the right to enforce such intellectual property rights which are related to its right to market and sell Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease. The Company has a right to participate in, but not control, such enforcement actions by Forest.

As of the date of this filing, several companies have submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR. The Company, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies. The parties are collectively seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States, any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) the Company, Forest, and Merz be awarded monetary relief, in addition to any attorneys’ fees, costs, and expenses relating to the actions.

The Company and Forest have entered into a series of settlement agreements with the Namenda XR ANDA filers, except for two remaining defendants. The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by the Company to Forest, which may negatively impact at least some of the patent claims. The Company and Forest continue to review the ruling to determine how it may also affect the ANDA litigation regarding Namzaric, which is described below.

In February 2016, Forest and Adamas proceeded to trial against one defendant with respect to one of the asserted patents, and no final judgment has been issued by the District Court.  As of the date of this filing, Forest and Adamas have reached agreement on settlement with that defendant subject to Court approval.

Additionally, as of the date of this filing, four companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020. The Company and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case. The Markman hearing is scheduled for November 2016 and the trial is scheduled for October 2017.

Because these Namenda XR and Namzaric enforcement actions were filed within the requisite 45-day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs involved in both litigations for 30 months or until a court decision adverse to the patents. The 30-month stays for these Namenda XR and Namzaric ANDAs will expire beginning in June 2016 and January 2018, respectively.

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

The Company has classified payments received for all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested. At March 31, 2016 and December 31, 2015, zero and 3,000 shares of common stock, respectively, from early exercised options were unvested.

Controlled Equity Offering

On June 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company may, at its discretion, issue and sell common stock from time to time with a value of up to a maximum of $25.0 million in an at-the-market offering. All sales of shares have been and will continue to be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on June 1, 2015. Cantor is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the three months ended March 31, 2016, there were no additional shares sold under the Sales Agreement. As of March 31, 2016, the Company had sold a total of 509,741 shares of common stock under the Sales Agreement at an average price of $20.04 for net proceeds of $9.7 million.

Public Offering

On January 6, 2016, the Company completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs.

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2016	2015
Common stock awards issued and outstanding	5,734,146	5,328,378
Authorized for future issuance under 2014 Equity Incentive Plan	1,704,581	1,463,415
Authorized for future issuance under 2016 Inducement Plan	450,000	—
Employee stock purchase plan	579,075	394,148
Total	8,467,802	7,185,941

9.     STOCK-BASED COMPENSATION

Stock Compensation Plans

In 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO. The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. For 2016, the common stock available for issuance under the 2014 Plan increased by 739,708 shares of common stock.

In March 2016, the Company’s board of directors approved the 2016 Inducement Plan (the “Inducement Plan”) under which 450,000 shares of the Company’s common stock were made available for issuance. Options granted under the Inducement Plan may have terms of up to ten years. Consistent with the 2014 Plan, options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter. Restricted stock units granted vest at a rate of 25% per year over four years. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. As of March 31, 2016, the Company had not granted any stock awards under the 2016 Inducement Plan.

The stock option and related activity under all of the Company’s stock compensation plans is summarized as follows:

	Outstanding Options
		Weighted Average
Stock Options	Number of Shares	Exercise Price
Balances, December 31, 2015	5,328,378	$8.57
Granted	597,425	13.75
Exercised	(92,774)	1.76
Forfeited	(235,594)	12.55
Balances, March 31, 2016	5,597,435	$9.07
Vested and expected to vest, March 31, 2016	5,411,527	$8.94
Vested, March 31, 2016	2,941,604	$5.59

The restricted stock unit and related activity under the Company’s stock compensation plans is summarized as follows:

	Outstanding Units
		Weighted Average
		Grant Date
Restricted Stock Units	Number of Shares	Fair Value
Unvested, December 31, 2015	—	$—
Granted	136,711	13.66
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2016	136,711	$13.66

Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted and, in March 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO. Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above. For 2016, the common stock available for issuance under the ESPP increased by 184,927 shares of common stock.

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development:
Employees	$585	$510
Nonemployee consultants	82	232
General and administrative:
Employees	1,833	1,272
Nonemployee consultants	53	128
Total expense	$2,553	$2,142

As of March 31, 2016, there was total unrecognized compensation cost related to unvested options of approximately $24.0 million. This cost is expected to be recognized over a period of 2.9 years.  As of March 31, 2016, there was total unrecognized compensation cost related to unvested RSU’s of approximately $1.8 million. This cost is expected to be recognized over a period of 4.0 years.

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

After successful completion of a Phase 2/3 clinical study in LID in 2013, we initiated two confirmatory Phase 3 trials and a separate open-label safety study in 2014. We completed enrollment in the larger of these trials, EASE LID, in July 2015, and the smaller, EASE LID 3, in December 2015. We announced top-line results of EASE LID in December 2015.

In April 2016, we announced that the Phase 3 trial (EASE LID 3) evaluating ADS-5102 extended-release capsules for the treatment of LID associated with Parkinson’s disease met its primary and key secondary endpoints. EASE LID 3, which enrolled 77 patients at sites located in the United States, Germany, France, Spain, and Austria, was a randomized, double-blind, placebo-controlled study designed to evaluate the safety and efficacy of 340 mg of ADS-5102 dosed once daily at bedtime for 12 weeks. Results from the study showed a statistically significant improvement (p<0.0001) in LID at 12 weeks (primary endpoint) for patients who received ADS-5102. Additionally, a statistically significant increase in ON time without troublesome LID (p=0.0168) and a statistically significant decrease in OFF time (p=0.0199) versus placebo, both key secondary endpoints, were observed.

The types of adverse events (AE) reported with ADS-5102 in the EASE LID 3 trial were consistent with the safety results from our earlier randomized clinical studies of ADS-5102. Four patients, all in the ADS-5102 group, experienced serious AEs, which were considered related to study drug in one patient. This patient continued on study treatment and did not discontinue participation in the trial. Overall, ten patients discontinued study treatment due to an AE, seven patients in the ADS-5102 group and three in the placebo group. The safety results of the EASE LID 3 trial were consistent with the known safety profile of amantadine.

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

We plan to commercialize ADS-5102, and potentially other wholly-owned product candidates, if approved, by developing a small CNS commercial organization, including a sales force targeting neurologists and movement disorder specialists in the United States, and possibly through distribution agreements and license agreements with CNS-focused pharmaceutical companies.

Through a license agreement with Forest Laboratories Holdings Limited (“Forest Laboratories” or “Forest”), an indirect wholly-owned subsidiary of Allergan plc, our portfolio includes two drugs exclusively licensed to Forest and commercially available in the United States: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) (formerly MDX-8704) and Namenda XR®  (memantine hydrochloride) extended-release capsules, launched in May 2015 and June 2013, respectively.

Financial operations overview

Summary

Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest. We have not generated any commercial product revenue. As of March 31, 2016, we had an accumulated deficit of $76.0 million. Although we reported net income in each of the years ended December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest. There are no further milestone payments to be earned under our license agreement with Forest. We cannot assure you that we will receive additional license revenue in the future. We incurred significant losses in the first quarter of 2016, in 2015, and prior to 2012 and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

We expect to continue to incur significant research and development expenses as we continue to advance our product candidates through clinical development. In addition, we plan to commercialize ADS-5102, if approved, and potentially other wholly-owned product candidates by developing a CNS commercial organization, including a sales force targeting neurologists and movement disorder specialists in the United States, and possibly through distribution agreements and license agreements with CNS-focused pharmaceutical companies. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve sustained profitability.

Under our agreement with Forest, beginning in May 2020, we are entitled to receive tiered royalties in the low double digits to the mid-teens for sales of Namzaric in the United States. In addition, we are also entitled to receive tiered royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States beginning in June 2018, however, we do not expect the Namenda XR royalties will make a significant financial contribution to our business. Pursuant to the agreement, we received a non-refundable upfront license fee of $65.0 million in 2012, which we recognized on a straight-line basis from November 2012 to February 2013. We earned and received additional cash payments totaling $95.0 million upon achievement by Forest of certain development and regulatory milestones, which we recognized in 2013 and 2014.

Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and offering expenses. In connection with the completion of our IPO, all convertible preferred stock converted into common stock. On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million. As of March 31, 2016, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering.

As of March 31, 2016, we had cash, cash equivalents, and available-for-sale securities of $169.2 million.

Revenue

We have not generated any revenue from commercial product sales to date. Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, reimbursements for research and development expenses and full-time equivalents assigned under our license agreement with Forest, and to a lesser degree reimbursement for research and development expenses from NIH grants and government contracts. We do not expect to recognize any further milestone payments under our license agreement with Forest, while reimbursements for full-time equivalents assigned to the license agreement are expected to remain at modest levels in future periods. Beginning in May 2020, we will be entitled to receive royalties in the low double digits to the mid-teens from Forest for sales of Namzaric in the United States and in June 2018, we will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. We were also awarded a continuation of an NIH grant for $1.0 million in August 2014, which we will administer, but conduct through subcontractors.

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our wholly-owned product candidates, as well as the development of product candidates pursuant to our agreement with Forest. We recognize all research and development costs as they are incurred.

Research and development expenses consist of:

•

fees paid to clinical investigators, clinical trial sites, consultants, and vendors, including clinical research organizations, or CROs, in conjunction with implementing, conducting, and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work, and statistical compilation and analysis;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31
	2016	2015
Product candidates
ADS-5102	$6,184	$7,375
Other research and development expenses	1,338	158
Total research and development expenses	$7,522	$7,533

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. Other research and development expenses include costs not allocated to a specific program. We allocate research and development salaries, benefits, stock-based compensation, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We have reallocated certain other research and development expenses to program-specific expenses for the three months ended March 31, 2015 in order to consistently classify our product candidate expenses between periods.

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We anticipate to continue to incur significant research and development expenses as we continue our clinical trials for ADS-5102 in LID and major symptoms associated with MS, ADS-4101 for treatment of epilepsy, and potentially initiate additional clinical-stage programs in more indications or for future product candidates. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into licensing arrangements with other pharmaceutical companies to develop and commercialize our product candidates, and we may enter into additional licensing arrangements or collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future licensing or collaboration arrangements or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and administrative expenses, net

General and administrative expenses, net consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, reduced by reimbursement from Forest for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our general and administrative expenses will increase as we continue to support our clinical and potentially commercial-stage programs. If ADS-5102 is approved by the FDA, we plan to market and sell through our own sales force targeting neurologists and movement disorder specialists in the United States, and possibly through distribution agreements and license agreements with CNS-focused pharmaceutical companies, which will further increase general and administrative expenses.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our investments.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of operations

Comparison of the three months ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)
Revenue	$175	$226	$(51)	(23)%
Research and development expenses	7,522	7,533	(11)	—%
General and administrative expenses	6,641	4,919	1,722	35%
Interest and other income, net	160	78	82	105%

Revenue

Revenue was essentially unchanged at $0.2 million for the three months ended March 31, 2016 and 2015. Revenue for both periods in 2016 and 2015 was primarily related to reimbursement of certain expenses as provided for in our license agreement with Forest, as well as from government contracts.

Research and development expenses

Research and development expenses were essentially unchanged at $7.5 million for the three months ended March 31, 2016 and 2015. Included in research and development expenses was stock-based compensation expense, which was also unchanged at $0.7 million for the three months ended March 31, 2016, compared to the same period in the prior year. There was a decrease in research and development expenses attributed to ADS-5102 for LID primarily due to the completion in enrollment of our Phase 3 program, offset by an increase in our Phase 2 trial for the treatment of major symptoms associated with MS, and preclinical efforts in support of ADS-4101 for the treatment of epilepsy (partial onset seizures).

General and administrative expenses

General and administrative expenses increased by $1.7 million, or 35%, to $6.6 million for the three months ended March 31, 2016 from $4.9 million for the three months ended March 31, 2015. The increase in general and administrative expenses was primarily due to the increase in headcount-related expenses to expand our capabilities as a pre-commercial company. We anticipate general and administrative expenses will increase through the remaining quarters of 2016, reflecting increased investment in pre-commercial activities. General and administrative expenses also included stock-based compensation expense of $1.9 million compared to $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

Interest and other income, net

Interest and other income, net, increased by $82,000, or 105%, to $0.2 million for the three months ended March 31, 2016 compared to $78,000 for the three months ended March 31, 2015. Net interest income for the three months ended March 31, 2016 was primarily due to interest income earned on investments.

Liquidity, capital resources and plan of operation

We have funded our operations primarily through $160.0 million of payments received pursuant to our license agreement with Forest, $88.2 million sales of convertible preferred stock and warrants, and $114.1 million pursuant to sales of our common stock. In April 2014, we completed our IPO and raised net proceeds of $42.6 million, including the underwriters’ partial exercise of their option to purchase additional shares. On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million. As of March 31, 2016, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement. On January 6, 2016, we completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs.

We have not generated any revenue from the sale of products. We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011. Although in 2014, 2013, and 2012, we recognized a profit and positive cash flow as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014, and we do not currently receive any royalties from Forest, nor do we have other license agreements or collaborations from which we might expect milestone or royalty revenue. Consequently, we expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $169.2 million as of March 31, 2016.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(12,502)	$(14,065)
Investing activities	15,611	(18,453)
Financing activities	62,193	300
Net increase (decrease) in cash and cash equivalents	$65,302	$(32,218)

Net cash used in operating activities was $12.5 million for the three months ended March 31, 2016 compared to $14.1 million for the same period in the prior year. Net loss of $13.8 million for the three months ended March 31, 2016 included net non-cash adjustments of $2.9 million, which consisted primarily of stock-based compensation of $2.6 million. Net loss of $12.2 million for the three months ended March 31, 2015 included non-cash adjustments of $2.4 million, primarily related to $2.1 million in stock-based compensation. The primary use of cash for the three months ended March 31, 2016 was to fund the ongoing clinical studies and product development activities related to ADS-5102.

Net cash provided by investing activities was $15.6 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $18.5 million for the same period in the prior year. Net cash provided by investing activities for the three months ended March 31, 2016 was a result of $16.1 million of maturities of available-for-sale securities offset by purchases of $0.5 million of property and equipment. Net cash used in investing activities for the three months ended March 31, 2015 was a result of purchases of $18.4 million of available-for-sale securities.

Net cash provided by financing activities was $62.2 million for the three months ended March 31, 2016, compared to $0.3 million for the three months ended March 31, 2015. In the period ended March 31, 2016, we received net cash proceeds of $61.8 million, inclusive of $0.2 million of offering costs recorded in accounts payable, related to the sale of common stock under a follow-on public offering. In the three months ended March 31, 2016 we received cash proceeds of $0.2 million related to the exercise of stock options, compared to the same period in the prior year, in which we received $0.3 million related to the exercise of stock options.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2016, we had cash, cash equivalents, and investments of $169.2 million, consisting of cash and cash equivalents, as well as investments in short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in U.S. government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2012, we granted Forest Laboratories Holdings Limited (“Forest Laboratories” or “Forest”), an indirect wholly-owned subsidiary of Allergan plc, an exclusive license to certain of our intellectual property rights relating to human therapeutics containing memantine in the United States. Under the terms of that license agreement, Forest has the right to enforce such intellectual property rights which are related to its right to market and sell Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease. We have a right to participate in, but not control, such enforcement actions by Forest.

As of the date of this filing, several companies have submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR, on which we are entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by us and licensed by us exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR. We, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies. The parties are collectively seeking judgment that (i) the defendants have infringed the patents at issue, (ii) the effective date of any approval of the defendants’ ANDAs shall not be earlier than the expiration date of the last to expire of the relevant patents, including any extensions or exclusivities, (iii) the defendants be enjoined from commercially manufacturing, using, offering for sale, or selling in the United States, or importing into the United States, any products that infringe or induce or contribute to the infringement of the patents at issue prior to the expiration date of the last to expire of the patents, including extensions and exclusivities, and (iv) we, Forest, and Merz be awarded monetary relief, in addition to any attorneys’ fees, costs, and expenses relating to the actions.

We and Forest have entered into a series of settlement agreements with the Namenda XR ANDA filers, except for two remaining defendants. The earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by us to Forest, which may negatively impact at least some of the patent claims. We and Forest continue to review the ruling to determine how it may also affect the ANDA litigation regarding Namzaric, which is described below.

In February 2016, we and Forest proceeded to trial against one defendant with respect to one of the asserted patents, and no final judgment has been issued by the District Court. As of the date of this filing, we and Forest have reached agreement on settlement with that defendant subject to Court approval.

Additionally, as of the date of this filing, four companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which we are entitled to receive royalties from Forest beginning in May 2020. We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers in the same court and seeking comparable relief as in the Namenda XR case. The Markman hearing is scheduled for November 2016 and the trial is scheduled for October 2017.

Because these Namenda XR and Namzaric enforcement actions were filed within the requisite 45-day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs involved in both litigations for 30 months or until a court decision adverse to the patents. The 30-month stays for these Namenda XR and Namzaric ANDAs will expire beginning in June 2016 and January 2018, respectively.

From time to time, we may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, we are not currently a party to any material legal proceedings.

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

Risks related to our financial condition and need for additional capital

We incurred significant losses in the fiscal year ended December 31, 2015 and the three months ended March 31, 2016, and expect to incur substantial losses in the future.

We are a clinical-stage pharmaceutical company and do not currently market any products. We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations. Although we reported net income for the fiscal years ended December 31, 2014, 2013, and 2012, this was almost entirely due to milestone payments we received in 2012, 2013, and a final payment in late 2014 pursuant to our license agreement with Forest relating to Namzaric and Namenda XR. We incurred operating losses in the three months ended March 31, 2016, and in 2015, 2011, and prior years, and we expect to incur substantial and increasing losses for the foreseeable future. We will not be entitled to receive any royalty payments from Forest with respect to sales of Namzaric until May 2020 and Namenda XR until June 2018. As of March 31, 2016, we had an accumulated deficit of $76.0 million.

We have financed our operations primarily through proceeds from our license agreement with Forest, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including our lead wholly-owned product candidate ADS-5102 for the treatment of levodopa-induced dyskinesia (LID) associated with Parkinson’s disease. We anticipate that our expenses will increase substantially as we:

•	complete the Phase 3 program of our lead wholly-owned product candidate, ADS-5102 in levodopa-induced dyskinesia, or LID;

•

enhance operational, financial, and information management systems and hire more personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercial operations;

•	commercialize ADS-5102, if it is approved by the FDA, including establishing distribution and marketing capabilities and a sales force;

•	manufacture ADS-5102 for commercial use, if approved by the FDA;

•	investigate ADS-5102 in clinical trials for the treatment of major symptoms associated with multiple sclerosis, or MS, in patients with walking impairment and potentially other indications;

•	conduct preclinical and clinical trials of ADS-4101 for the treatment of epilepsy (partial onset seizures);
•	seek regulatory approvals for our product candidates that successfully complete clinical studies;

•	continue the research, development, and manufacture of our current product candidates; and

•	seek to discover or in-license additional product candidates.

We may need additional funds and, if we cannot raise additional capital when needed, we may have to curtail or cease operations.

We are seeking to advance product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs or commercialization efforts. As of March 31, 2016, we had approximately $169.2 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case. We may seek additional funding in the future. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the rate of progress and cost of our clinical studies;

•	the initiation of additional clinical studies or new programs;

•	the timing of, and costs involved in, seeking and obtaining approvals from the U.S. Food and Drug Administration, or FDA, and potentially other regulatory authorities;

•

the costs of commercialization activities related to ADS-5102, if approved, including initiating and expanding our sales, marketing, and distribution activities in anticipation of commercialization, as well as investing in the infrastructure to support such efforts;

•	the degree and rate of market acceptance of any approved products launched by us, marketed and sold by Forest, or any future partners;

•	the coverage of our products, if approved, by third-party payers and the formulary tier in which health plans and other payers place our products and the rate at which the products are reimbursed;

•	our ability to enter into additional licensing, collaboration, commercialization, or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing therapeutic approaches or other adverse market developments.

We do not have any committed external source of funds or other support for our development efforts other than our license agreement with Forest, which may be terminated by Forest upon delivery of notice. Until we can generate sufficient revenue from our own products and from royalties paid to us by Forest pursuant to our license agreement to finance our operations, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, in addition to the repayment of principal and interest on negotiated terms, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Any future revenue will depend on the successful commercialization and sales of our product candidates, including ADS-5102 for LID, if approved, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

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

•	the timing and magnitude of upfront and milestone payments under any potential future collaboration and licensing agreements;

•	future accounting pronouncements or changes in our accounting policies; and

•	changing or volatile U.S., European, and global economic environments.

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

Risks related to the development and commercialization of our current and future product candidates

Our success depends heavily on the timely approval and successful commercialization of ADS-5102 as well as the realization of royalties from Forest’s successful U.S. commercialization of Namzaric and Namenda XR. If we are unable to successfully commercialize ADS-5102 or if we are unable to realize royalties from Forest on Namzaric and Namenda XR in the U.S., or if either we or Forest experience significant delays in doing so, our business will be materially harmed.

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

Forest’s ability to successfully commercialize Namzaric and Namenda XR will depend in part on its ability to transition patients currently being prescribed the immediate-release version of memantine, known as Namenda IR, to Namenda XR and subsequently or directly to Namzaric. Other factors, including the availability of generic memantine, generic donepezil and/or physician reluctance to change prescribing habits, may negatively impact Forest’s ability to successfully commercialize Namzaric and Namenda XR, our future royalty income could be materially adversely affected.

ADS-5102 is our only product candidate in clinical trials. We cannot give any assurance that the Phase 3 clinical program for LID or development programs for any of our other product candidates will adequately demonstrate the safety and effectiveness to receive regulatory approval. If clinical studies of ADS-5102 or our other product candidates fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs, experience delays, or fail in receiving regulatory approval, which would have a material and adverse impact on our business.

Before obtaining regulatory approval for the sale of our product candidates in any targeted indication, we must conduct extensive clinical studies and in some instances, extensive preclinical testing, including in certain indications, reproductive toxicology and carcinogenicity studies, to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical studies are expensive, are difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of our preclinical or clinical studies could occur at any stage of testing. The outcome of preclinical testing and early clinical studies may not be predictive of the success of later preclinical or clinical studies, and interim results of a clinical study do not necessarily predict final results. Additionally, the safety or efficacy results from our ongoing long-term safety data from our EASE LID 2 trial may prove to be less favorable than the results from our prior Phase 2 and Phase 3 studies of ADS-5102 for a variety of reasons, including differences in design, treatment period, or sample size. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. A 2009 study completed by the Tufts Center for the Study of Drug Development estimated that less than 47% of certain CNS drugs in Phase 3 clinical trials proceeded to regulatory review.

ADS-5102 is our only product candidate currently in clinical trials. If the data from our development program fail to adequately demonstrate the safety and effectiveness of ADS-5102, we may not be able to pursue or obtain regulatory approval, which would have a material and adverse impact on our business.

We may experience numerous unforeseen events during, or as a result of, clinical studies that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including that:

•	clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;

•

even if clinical studies demonstrate statistically significant efficacy and acceptable safety, the FDA or similar authorities outside the United States may not consider the results of our studies to be sufficient for approval of ADS-5102;

•

the number of patients required for clinical studies of ADS-5102 in indications other than LID may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, or patients may drop out of these clinical studies at a higher rate than we anticipate;

•	the cost of clinical studies of ADS-5102 may be greater than we anticipate;

•

the conduct of clinical studies of our product candidates may require more resources than we anticipate; for example, our Phase 3 program for ADS-5102 for the treatment of LID includes a large number of sites in the United States and Western Europe, requiring compliance with a variety of foreign and domestic governmental regulations and new initiatives and processes with which we do not have prior experience implementing;

•

our clinical sites and clinical investigators may fail to comply with, or inconsistently apply, the trial protocols, regulatory requirements including Good Clinical Practices, contractual obligations, and the rating assessments;

•	our patients or their caregivers may fail to comply with their treatment instructions or home diaries;

•	our third-party vendors, including our CROs may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

we might have to suspend or terminate clinical studies for various reasons, including a finding that our product candidates have unanticipated serious side effects or other unexpected characteristics or that the patients are being exposed to unacceptable health risks;

•	regulators may not approve our proposed clinical development plans or may require costly modifications to such plans;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the supply or quality of ADS-5102 or other materials necessary to conduct clinical studies may be insufficient or inadequate.

If we are required to conduct additional clinical studies or other testing of ADS-5102 beyond those that we currently contemplate, if we are unable to successfully complete clinical studies or other testing of ADS-5102, if the results of these studies or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval;

•	not obtain marketing approval at all;

•	obtain approval for indications that are not as broad as intended;

•	have the product removed from the market after obtaining marketing approval;

•	be subject to additional post-marketing testing requirements; or

•	be subject to restrictions on how the product is distributed, marketed, or used.

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

Our product candidates have not been manufactured in a commercially validated process, nor at a scale that may be required to meet future market demand. There are risks associated with developing and validating manufacturing and packaging processes and scaling them up on a timely basis.

Our product candidates, including ADS-5102, have not been manufactured in a commercially validated process, nor at a scale that may be required to meet possible future market demand. There are risks associated with developing and validating manufacturing and packaging processes and scaling them up including, among others, delaying submission of an NDA, inability to gain regulatory approval, higher manufacturing costs, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials or equipment. Furthermore, there is no assurance we will be able to negotiate or maintain contracts with CMOs for long-term supply on acceptable terms or on a timely basis to ensure adequate supply for commercialization or our other needs. There is no assurance that CMOs with which we contract will be able to manufacture any approved product to specifications acceptable to the FDA or other regulatory authorities or to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand on a timely basis. If our CMOs are unable to produce sufficient quantities of the approved product, our commercialization efforts would be significantly impaired, which would have an adverse effect on our business, financial condition, results of operations, and growth prospects.

Our product candidates, including ADS-5102, and both Namzaric and Namenda XR are complex to manufacture, and manufacturing disruptions may occur.

Our product candidates, including ADS-5102, as well as Forest’s approved products, Namzaric and Namenda XR, include controlled-released versions of existing drugs, and some are combinations of existing drugs. The manufacture and packaging of controlled-release versions of existing drugs or combinations of existing drugs are substantially more complex than the manufacture and packaging of the immediate-release versions of drugs alone. Even after the manufacturing process for a controlled-release or combination product has been scaled to commercial levels and numerous commercial lots have been produced, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. For example, in November 2013, Forest recalled three packaged lots of Namenda XR because Forest’s dissolution testing revealed a failure to meet specification throughout shelf life. Namenda XR is one of the components of Namzaric. If any such issues were to arise with respect to our product candidates or future products, if any, or if Forest’s sales of Namzaric or Namenda XR were to be negatively impacted by such issues, our business, financial results or stock price could be adversely affected.

If generic manufacturers obtain approval for generic versions of products on which our future revenue depends, our business will suffer.

Under the U.S. Food, Drug and Cosmetic Act, or FDCA, the FDA can approve an Abbreviated New Drug Application, or ANDA, for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s),  strength, dosage form, route of administration and that it is bioequivalent to the branded product.

The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon receipt of the paragraph IV notice, the owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. The discovery, trial, and appeals process in such suits can take several years. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. This type of litigation is often time-consuming and costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. Such litigation has been commenced by Forest and Adamas to enforce certain patents related to Namenda XR and Namzaric. See Legal Proceedings for more information.

If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine. The FDA’s approval of ANDA referencing Namenda XR, Namzaric, or ADS-5102, once approved, could substantially harm our business due to the resulting generic competition and adversely impact our stock price.

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

In addition, our existing arrangements with Forest for the commercialization of Namzaric and Namenda XR may not be successful. We also may not be successful entering into new arrangements with third parties to sell and market our future approved products or may be unable to do so on terms that are favorable to us. We have and will in the future be likely to have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and could damage our reputation. If we fail to appropriately estimate the size of sales force required to market our products, our commercialization efforts will be adversely affected. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our future approved products.

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

For example, the absence of approved therapeutics to treat LID may require us to educate healthcare providers, insurers, and patients about LID.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, in the market for Alzheimer’s disease treatments Namenda XR and Namzaric compete or will compete with generic products, such as galatamine, rivastigmine, and donepezil, as well as branded products, such as the Exelon patch (Novartis Pharmaceuticals Corp.) and Aricept 23 mg (Eisai Inc.). ADS-5102, if approved, for the treatment of LID, may face competition from various drugs approved for treatment of Parkinson’s disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc.), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB, Inc.), Comtan (Novartis Pharmaceuticals Corp.), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Apokyn (Bertek), Bromocriptine (Mylan Laboratories, Inc.), Zelapar (Valeant Pharmaceuticals International), Eldepryl (Somerset Pharmaceuticals Inc.), Tasmar (Valeant Pharmaceuticals International), Cogentin (Oaks Pharma Akorn), Exelon (Novartis Pharmaceuticals Corp.), Stalevo (Novartis Pharmaceuticals Corp.), Rytary (Impax), and Duopa (Abbvie). ADS-5102 may also face competition from drugs currently in development for LID from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Holdings Corp, or Osmotica, Avanir Pharmaceuticals, Newron Pharmaceuticals S.p.A, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. Other products in late stage development for Parkinson’s disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Acadia, Bial-Portela CSA, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.

ADS-5102 may also face competition from generic versions of amantadine and from other controlled-release versions of amantadine that may be in development. For example, one competitor, Osmotica, has posted a notice on clinicaltrials.gov regarding its conduct of two Phase 3 clinical trials of extended-release amantadine for LID. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications. In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers.

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

If we are unable to obtain orphan exclusivity for ADS-5102 for the treatment of LID, our business could be substantially harmed.

Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. For example, in July 2015, the FDA granted Osmotica orphan drug designation for its amantadine hydrochloride product candidate for the treatment of LID, for which it has recently announced plans to file a NDA in 2016. Generally, if a drug product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is up to seven (7) years in the United States. Even though we have orphan drug designation for ADS-5102 for the treatment of LID, we may not be the first to obtain marketing approval. If Osmotica or any of our other competitors obtain orphan drug exclusivity for their product candidate in one of our target indications using the same active moiety as in our product candidate, the marketing application for our drug product in that target indication could be delayed for so long as the competitor has orphan drug exclusivity for its product.

Even if we are first to obtain marketing approval for ADS-5102 for the treatment of LID, the FDA could still subsequently approve the same drug with the same active moiety for the same condition, if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. As a matter of law, orphan drug designation does not shorten a drug’s development or regulatory review time, nor does it give the drug any advantage in the regulatory review or approval process.

Failure to successfully obtain coverage and reimbursement of our products in the United States will substantially harm our business.

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

Our ability to commercialize any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payers decide which medications they will cover by placement on their formularies and at what reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot assure you that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop, including ADS-5102, and Forest may be unable to successfully market Namzaric or Namenda XR.

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

Our product candidate, ADS-5102, along with our other earlier stage product candidates, are still in clinical or preclinical development. The risk of failure during development is high. It is impossible to predict when or if any of our product candidates will demonstrate safety and efficacy sufficient to warrant regulatory approval. For example, amantadine, the active pharmaceutical ingredient in ADS-5102, carries the risk of blurred vision, dizziness, lightheadedness, faintness, trouble sleeping, depression or anxiety, hallucinations, swelling of the hands, legs, or feet, difficulty urinating, shortness of breath, and rash. These side effects may be the cause of the relatively low rate of acceptance of amantadine by physicians and patients. There can be no assurance that our Phase 3 program for LID, our Phase 2 program in major symptoms associated with MS or future studies in other indications, will not reveal additional safety or tolerability issues. In such an event, we might need to delay or abandon development and potential approval of ADS-5102 entirely or for certain indications. If we are forced to delay or abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.

After approval, post-marketing safety issues with ADS-5102, its reference product, or other components of ADS-5102 could decrease the potential sales of ADS-5102, result in adverse labeling changes, use restrictions, product withdrawal, or product liability litigation.

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market.

If we or others identify additional undesirable side effects caused by ADS-5102 after approval:

•	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy (REMS);

•	we may have limitations on how we promote our drugs;

•	third-party payers may limit coverage or reimbursement for ADS-5102;

•	sales of ADS-5102 may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from its sale.

ADS-5102 may also be affected by the safety and tolerability of its parent drugs or drugs with similar mechanisms of action. Although amantadine, which is a component of ADS-5102, has been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. Following consumption, ADS-5102 first is broken down by the body’s natural metabolic processes, during which time the active drug and other breakdown substances are released into the bloodstream. While these breakdown substances are generally regarded as safe, it is possible that there could be unexpected toxicity associated with them that will cause ADS-5102 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, the product or product candidates could reduce their sales of approved products and delay or prevent commercialization of our product candidates.

In addition, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as amantadine could adversely affect the commercialization of ADS-5102. For example, the product withdrawals of Vioxx from Merck and Bextra from Pfizer due to safety issues have caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities.

If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

The post-marketing safety risks relating to Namzaric and Namenda XR are the same as those facing ADS-5102 in the prior risk factor.

The post-marketing safety risks relating to Namzaric and Namenda XR are the same as those facing ADS-5102 in the prior risk factor.

The marketing of ADS-5102, if approved, will be limited to use in the treatment of specific indications, and if we want to expand the indications for which this product candidate may be marketed, additional regulatory approvals will need to be obtained and may not be granted.

We are currently planning to seek regulatory approval of ADS-5102 for the treatment of LID, if our Phase 3 program is successful. If this product candidate is approved, the FDA will restrict our ability to market or promote the product for other uses, which could limit the potential market for the product. We are developing ADS-5102 for at least one additional indication, e.g., treatment of major symptoms associated with multiple sclerosis, or MS, in patients with walking impairment, and potentially others. In order to market and promote ADS-5102 for such additional indications we will need to conduct additional time-consuming and expensive clinical trials and obtain regulatory approval for such uses. We may not be successful in those efforts. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.

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

Risks related to our reliance on third parties

We rely on third-party contract manufacturing organizations to manufacture and supply our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development, commercialization, and supply of our product candidates.

We currently have limited experience in, and we do not own facilities for, clinical and commercial manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies and, upon regulatory approval, to meet potential future commercial demand. The manufacture of pharmaceutical products in compliance with the FDA’s current Good Manufacturing Practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical trials and future commercial supply would be jeopardized. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs and potentially disrupt patient access to our future approved products. These events would substantially harm our business, reputation and stock price.

All manufacturers of our product candidates and ingredients thereof must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging, or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals, commercialization or supply of our product candidates, entail higher costs, impair our reputation, and potentially disrupt patient access or our future approved products.

We currently rely on single source suppliers for our product candidates and continue to seek additional long-term supply agreements. A failure to qualify at least one manufacturer on a timely basis and validate the manufacturing process employed at that CMO would delay submission of an NDA for ADS-5102. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts, which would adversely affect our business. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract organizations were not able to manufacture our drug substance or provide the requisite services, our business and financial condition would be materially adversely affected.

We have entered into a license agreement with Forest with respect to Namzaric and Namenda XR, and may enter into additional license or collaboration agreements. These arrangements may place the development of these product candidates and commercialization of any approved products outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us, and if our license agreements or collaborations are not successful, these product candidates or approved products may not reach their full market potential. As Forest substantially controls the intellectual property rights subject to the license agreement and accordingly, the current ANDA litigation and settlement thereof, and has economic interests different from ours, Forest may manage the litigation and settlements on terms which may have a material and negative impact on our business.

In November 2012, we entered into a license agreement with Forest pursuant to which we granted Forest a co-exclusive right to develop and an exclusive right to commercialize fixed-dose memantine-donepezil products, such as Namzaric, in the United States, and granted Forest a license covering controlled-release versions of memantine, such as Namenda XR. Under the terms of the license agreement, Forest controls the commercialization of these products and the intellectual property rights subject to the license agreement, including the prosecution, maintenance and enforcement of such rights. Collaborations or license agreements involving our current or future products, such as our license agreement with Forest, are subject to numerous risks, which may include that:

•	partners have significant discretion in determining the efforts and resources that they will apply to collaborations;

•

partners may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical study results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

partners may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a product candidate, repeat or conduct new clinical studies, or require a new formulation of a product candidate for clinical testing;

•	partners could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

•

a partner with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our partners that would prevent us from collaborating with others;

•

Forest and future partners may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

Forest and future partners may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, and as Forest substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Forest may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR, which would negatively impact the royalties we receive under our license with Forest;

•

disputes may arise between us and a partner that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•

license agreements may be terminated, sometimes at-will, without penalty, such as with Forest, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;

•

partners may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and

•	a partner’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Beginning in 2014, Forest has been involved in a series of acquisitions, first by Actavis and then by Allergan. We cannot predict whether any of these acquisitions will have a negative impact on our business, the pursuit of the

ANDA litigations and potential settlements thereof, or on the license agreement with Forest or the intellectual property rights subject thereto.

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

As of March 31, 2016, we had 61 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs or commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we back-up our internal computer systems periodically and store such data off-site or in the cloud, we can offer no assurance that such off-site storage of data will allow us to continue our business without interruptions to our operations, which could result in a material disruption of our drug development programs or commercialization efforts. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks generally associated with a company-wide implementation of information systems, including an enterprise resource planning (ERP) system, may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

In support of our anticipated growth and future commercial-stage operations, we intend to select and implement a number of company-wide information systems, including an ERP, a new human resource information system, a customer relationship management system, and other similar systems. Many of these systems are complex and their successful and timely implementation is not assured, requires significant capital expenditures, and can be disruptive to our business operations. We recently purchased a new enterprise resource planning system (“ERP”) and are currently implementing that system. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, including our procurement process, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Third parties may initiate legal proceedings alleging that we or our partners are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our partners to develop, manufacture, market, and sell our product candidates and to use our proprietary technologies without infringing, misappropriating, or otherwise violating the proprietary rights or intellectual property of third parties. We or our partners may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, re-examination, inter partes review, post-grant review, opposition, or similar proceedings before the USPTO and its foreign counterparts. The costs of these proceedings could be substantial, and the proceedings may result in a loss of such intellectual property rights. Some of our competitors may be able to sustain the costs of complex patent disputes and litigation more effectively than we can, because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any disputes or litigation could adversely affect our ability to raise the funds necessary to continue our operations. Third parties may assert infringement claims against us or our partners based on existing patents or patents that may be granted in the future. For example, in December 2013 Teva Pharmaceuticals USA and Mayne Pharma International jointly initiated a lawsuit against Forest alleging that the manufacture and commercialization of Namenda XR by Forest infringes the plaintiffs’ U.S. patent. Under our license agreement with Forest we are obliged to indemnify Forest under certain circumstances and our royalty entitlements may also be reduced. Our indemnification obligation to Forest, while subject to customary limitations, has no monetary cap, and our right to receive royalties from Forest may be eliminated in any calendar quarter in which certain third party generic competition exists. If we or our partners are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be unable to protect the confidentiality of our trade secrets, thus harming our business and competitive position.

In addition to our patented technology and products, we rely upon trade secrets, including unpatented know-how, technology, and other proprietary information, to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees, our partners, and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. However, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute such agreements, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. In addition, it is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. While to our knowledge the confidentiality of our trade secrets has not been compromised, if the employees, consultants or partners that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated, or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect our intellectual property to the same extent as the laws of the United States. If our trade secrets are disclosed or misappropriated, it would harm our ability to protect our rights and adversely affect our business.

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

The research, development, manufacturing, quality control, labeling, approval, safety, effectiveness, storage, record keeping, reporting, selling, import, export, advertising, promotion, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, and by regulatory authorities in other countries, with different regulations from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive FDA approval of an NDA. We have not submitted an application or received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive, and uncertain process.

To receive approval to commercialize any of our product candidates in the United States, we and our collaboration partners must demonstrate with substantial evidence from adequate and well-controlled clinical studies, and to the satisfaction of the FDA, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay, or cause suspension of clinical studies of our product candidates and result in the denial of approval of our product candidates for any or all targeted indications.

FDA approval of an NDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense we invest, failure can occur at any stage, and we could encounter problems that require us to repeat clinical studies, perform additional preclinical studies and clinical studies, or abandon development and commercialization of a product candidate altogether. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on, among other factors, the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. The FDA can delay, limit, or deny approval of a product candidate for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;

•	failure of clinical trials to show the level of statistical significance or clinical meaningfulness needed for approval;

•	failure to demonstrate that a product candidate is safe or effective;

•	insufficient data from preclinical and clinical studies to support an application;

•	disapproval of our or our third-party manufacturer’s processes or facilities; or

•	changes to FDA’s approval policies or regulations.

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

We are developing our current and future product candidates, including ADS-5102, with the expectation that they will be eligible for approval through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the FDCA allows an NDA to rely in part on the FDA’s prior conclusions regarding the safety and effectiveness of an approved drug product, or reference listed drug (RLD). Use of the Section 505(b)(2) regulatory pathway could reduce the time required for the development programs for our product candidates by, for example, potentially decreasing the amount of preclinical and/or clinical data specific to a product candidate that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and the complications and risks associated with regulatory approval would likely substantially increase. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway may result in new competitive products reaching the market more quickly than our product candidates, which would adversely impact our competitive position and prospects. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee that utilizing this pathway will ultimately lead to faster product development or earlier approval for ADS-5102 or any other product candidate that we may attempt to develop and commercialize.

An NDA submitted through the Section 505(b)(2) regulatory pathway for a drug product with an active moiety that has been previously approved in another product (e.g., amantadine HCl) may be entitled to three years of regulatory exclusivity if the NDA contains data from clinical investigations (other than bioavailability or bioequivalence studies) conducted by or for the sponsor and deemed essential to FDA’s approval of the NDA. The regulatory exclusivity precludes, among other things, approval of another 505(b)(2) NDA for a product with the same conditions of approval. Although obtaining such exclusivity for our product candidates could provide a competitive benefit for us, the availability of such exclusivity to competitors, if their products were to be approved before our product candidates, presents a risk. If a competing product were approved in our target indication and granted three years of exclusivity, and if the FDA were to find that our product candidate does not differ with respect to the relevant conditions of approval of the approved competing product, then approval of the 505(b)(2) NDA for our product candidate in the target indication may be delayed for as long as the competitor has exclusivity.

With a Section 505(b)(2) NDA, we also must certify to the FDA concerning any patents listed for the RLD in the Orange Book. A certification that our product candidate does not infringe the RLD’s Orange Book-listed patents, or that such patents are invalid (known as a paragraph iv certification) would require providing notice of that certification to the patent holder and the sponsor of the RLD NDA, and we could then be challenged in court by the patent owner or the holder of the approved NDA for the RLD. If such a lawsuit were to be filed within a specified timeframe, it would lead to a 30-month period during which FDA would be precluded from approving our NDA.

Even if we receive regulatory approval for a particular product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted for a particular product candidate, the approved product and its manufacturer are subject to continual review by the FDA and/or applicable non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed, or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or applicable non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements with regard to the labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, tracking, recordkeeping, and periodic reporting for our products. Further, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Additionally, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or applicable non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	warning letters or untitled letters;

•	civil or criminal penalties and fines;

•	injunctions;

•	suspension or withdrawal of regulatory approval;

•	suspension of ongoing clinical studies;

•	voluntary or mandatory product recalls;

•	requirements for dissemination of corrective information or modifications to promotional materials;

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications filed by us;

•	refusal to permit import or export of our products;

•	restrictions on operations, including costly new manufacturing requirements; or

•	seizure or detention of our products.

Regulatory requirements and policies may change, and we may need to comply with additional government regulations that are enacted. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we may not be permitted to market, or continue to market, our future products and our business may suffer.

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

Before granting an MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of a Common Technical Document including, among other things, scientific criteria concerning its quality, safety, and efficacy.

We have had limited interactions with foreign regulatory authorities. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from and be longer than that required to obtain FDA approval. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional, different risks. There is no assurance that we will be able to obtain marketing authorizations in foreign countries on a timely basis, if at all. We may not be able to file for foreign regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain non-U.S. regulatory approval to market our product candidates in other countries, we may not be able to achieve the financial results we project and our stock price could decline.

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

The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse measures, all of which impact government healthcare programs. The PPACA, among other things:

•	imposes a non-deductible annual fee on entities that manufacture or import certain branded prescription drugs;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations; and

•

provides for a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

These changes impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We can provide no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services to contain or reduce costs of healthcare may, among other things, adversely affect:

•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability; and

•	the availability of capital.

The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, policies advanced by the new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will become applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws and regulations that may affect our ability to operate include:

•

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, lease, arrangement or recommendation of, any good, facility, item, or service for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs;

•

the federal civil False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or knowingly using false records or statements, to obtain payment from the federal government. In recent years, several pharmaceutical and other health care companies have faced enforcement actions under the False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government healthcare programs, providing free product to customers with the expectation that the customers would bill federal programs, product and patient assistance programs, including reimbursement services, and marketing products for off-label or unapproved uses;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH),and their respective implementing regulations, also governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program,requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations, such as anti-kickback, and false claims laws, may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-relating activities, including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

The PPACA, among other things, clarified the intent standard of the federal Anti-Kickback Statute such that a person or entity can be found to have violated the statute even without having actual knowledge of the statute or specific intent to violate it. In addition, the PPACA codified case law that a claim for items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and/or administrative penalties, damages, fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these or other laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

EU member states and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Switzerland has adopted similar restrictions. Data protection authorities from the different EU member states may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the U.S., a recent decision of the European Court of Justice that invalidated one such mechanism has increased uncertainty around compliance with EU restrictions on cross-border data transfers. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, introducing new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules, was agreed to, is anticipated to be adopted in 2016 and will be applicable two years after the date of its publication in the Official Journal for the European Union. The EU Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. Furthermore, there is a growth towards the public disclosure of clinical trial data in the EU which adds to the complexity of processing health data from clinical trials. If we or our vendors fail to comply with applicable data privacy laws we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted.

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

•

our board of directors has the right to change the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On April 15, 2014, we issued and sold 3,000,000 shares of our common stock in the IPO at a public offering price of $16.00 per share, for net proceeds of approximately $41.4 million, after deducting underwriting discounts of approximately $3.4 million and expenses of approximately $3.2 million. On May 6, 2014, we issued and sold 81,371 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for net proceeds of approximately $1.2 million, after deducting underwriting discounts of approximately $91,000. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-194342), which was declared effective by the SEC on April 9, 2014.

None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus effective April 9, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. As of March 31, 2016, we have used all of the proceeds from our IPO to fund ongoing development of our product candidates, and for working capital and general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On March 3, 2016, the Compensation Committee of our Board of Directors approved our 2016 Executive Cash Bonus Award Program. The 2016 Executive Cash Bonus Award Program provides for cash bonuses to our executive officers based on the achievement of corporate and individual goals established by the Compensation Committee. The 2016 Executive Cash Bonus Award Program is filed as Exhibit 10.2 to this report.

ITEM 6.  EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date: May 10, 2016

/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016

/s/ William J. Dawson
William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1	Offer letter by and between the registrant and Jennifer Rhodes, dated March 25, 2016.

10.2	2016 Executive Cash Bonus Award Program.

10.3	2016 Inducement Plan.	S-8	333-210255	99.5	3/17/2016

10.4	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Adamas Pharmaceuticals, Inc. 2016 Inducement Plan.	S-8	333-210255	99.6	3/17/2016

10.5	Form of Stock Option Grant Notice and Option Agreement under the Adamas Pharmaceuticals, Inc. 2016 Inducement Plan.	S-8	333-210255	99.7	3/17/2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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