Form 10-Q
period 2016-06-30
Adamas Pharmaceuticals Inc
filed 2016-08-04
CIK 1328143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 1, 2016 was 21,929,038.

ADAMAS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$109,272	$33,104
Available-for-sale securities	46,854	73,691
Accounts receivable	860	1,284
Prepaid expenses and other current assets	6,335	5,108
Total current assets	163,321	113,187
Property and equipment, net	3,375	2,353
Available-for-sale securities, non-current	1,906	13,165
Other assets	38	38
Total assets	$168,640	$128,743
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,720	$3,052
Accrued liabilities	7,843	8,457
Other current liabilities	267	298
Total current liabilities	12,830	11,807
Non-current liabilities	649	749
Total liabilities	13,479	12,556
Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 21,912,782 and 18,505,462 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	27	23
Additional paid-in capital	247,957	178,473
Accumulated other comprehensive income (loss)	32	(158)
Accumulated deficit	(92,855)	(62,151)
Total stockholders’ equity	155,161	116,187
Total liabilities and stockholders’ equity	$168,640	$128,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$222	$398	$397	$624
Operating expenses
Research and development	9,224	8,705	16,746	16,238
General and administrative, net	8,058	5,846	14,699	10,765
Total operating expenses	17,282	14,551	31,445	27,003
Loss from operations	(17,060)	(14,153)	(31,048)	(26,379)
Interest and other income, net	184	102	344	180
Loss before income taxes	(16,876)	(14,051)	(30,704)	(26,199)
Provision for income taxes	—	—	—	54
Net loss	$(16,876)	$(14,051)	$(30,704)	$(26,253)
Net loss per share, basic and diluted	$(0.78)	$(0.78)	$(1.43)	$(1.47)
Weighted average shares used in computing net loss per share, basic and diluted	21,650	17,955	21,452	17,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(16,876)	$(14,051)	$(30,704)	$(26,253)
Unrealized gain on available-for-sale securities	21	7	190	134
Comprehensive loss	$(16,855)	$(14,044)	$(30,514)	$(26,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(30,704)	$(26,253)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	328	156
Stock-based compensation	5,184	4,582
Net accretion of discounts and amortization of premiums of available-for-sale securities	407	609
Changes in assets and liabilities
Accrued interest of available-for-sale securities	226	(38)
Prepaid expenses and other assets	(1,227)	(652)
Accounts receivable	424	163
Accounts payable	1,525	(181)
Accrued liabilities and other liabilities	(674)	(2,433)
Net cash used in operating activities	(24,511)	(24,047)
Cash flows from investing activities
Purchases of property and equipment	(1,244)	(447)
Purchases of available-for-sale securities	—	(18,435)
Maturities of available-for-sale securities	37,653	10,085
Net cash provided by (used in) investing activities	36,409	(8,797)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	61,822	8,507
Proceeds from issuance of common stock upon exercise of stock options	2,122	637
Proceeds from employee stock purchase plan	326	181
Net cash provided by financing activities	64,270	9,325
Net increase (decrease) in cash and cash equivalents	76,168	(23,519)
Cash and cash equivalents at beginning of period	33,104	61,446
Cash and cash equivalents at end of period	$109,272	$37,927
Supplemental disclosure of noncash investing and financing activities
Public offering costs in accounts payable	$—	$110
Public offering receivable	$—	$257
Purchase of property and equipment in accounts payable and accrued expenses	$267	$444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     DESCRIPTION OF BUSINESS

Adamas Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous systems (“CNS”). The Company seeks to achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products. The Company is currently developing two wholly-owned product candidates. The first product candidate is ADS-5102 (amantadine hydrochloride) extended-release capsules for the treatment of levodopa-induced dyskinesia (“LID”) associated with the treatment of Parkinson’s disease. The Company has obtained an orphan designation for ADS-5102 in that indication. Also, the Company is exploring the utility of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. The second product candidate is ADS-4101, an extended-release version of an FDA-approved single-agent compound for the treatment of epilepsy (partial onset seizures).

In addition, the Company contributed to the development of two medicines, which have been exclusively licensed to Forest Laboratories Holdings Limited (“Forest Laboratories” or “Forest”), an indirect wholly-owned subsidiary of Allergan plc: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) capsules; and Namenda XR® (memantine hydrochloride) extended-release capsules.

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

Liquidity and Financial Condition

To date, nearly all of the Company’s resources have been dedicated to the research and development of its products. The Company has not generated any commercial revenue from the sale of its products, and does not anticipate the generation of any commercial product revenue until it receives the necessary regulatory approval to launch one of its products.

Based upon the current status of, and plans for, its product development, the Company believes that the existing cash, cash equivalents, and investments of $158.0 million as of June 30, 2016 will be adequate to satisfy the Company’s capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or license agreements generate sufficient revenue to offset expenses. While the Company had net income during 2014 and 2013, it has not generated any commercial revenue from sales of its products. Under its license agreement with Forest, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for sales of Namzaric until mid-2020 and Namenda XR until mid-2018. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

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

The Company generates revenue from collaboration and license agreements for the development and commercialization of products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined objectives, and royalties on sales of commercialized products. The Company’s performance obligations under the collaboration and license agreements may include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials, and obligations to participate on certain development and/or commercialization committees with the partners.

For revenue agreements with multiple-element arrangements, the Company allocates revenue to each non-contingent element based on the relative-selling-price of each element in an arrangement. When applying the relative-selling-price method, the Company determines the selling price for each deliverable using the following estimation hierarchy: (i) vendor-specific objective evidence of fair value of the deliverable, if it exists, (ii) third-party evidence of selling price, if vendor-specific objective evidence is not available or (iii) the vendor’s best estimate of selling price, if neither vendor-specific nor third-party evidence is available. Revenue allocated is then recognized when the four basic revenue recognition criteria, mentioned above, are met for each element.

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

The Company accrues costs for clinical trial activities performed by contract research organizations and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates are reviewed for reasonableness by the Company’s internal clinical personnel, and the Company aims to match the accrual to actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities using available information; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. The Company charges all such costs to R&D expenses. Non-refundable advance payments are capitalized and expensed as the related goods are delivered or services are performed.

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three and six months ended June 30, 2016, approximately 5,714,000 and 5,542,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2015, approximately 1,496,000 and 1,798,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting

Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 201-16, Narrow-Scope Improvements and Practical Expedients. The Company has not yet selected a transition method nor has it determined the effects of the standards on its consolidated financial statements.

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

3.     FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;

•

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For available-for-sale securities, the Company reviews trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

•

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at
	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market	$99,243	$99,243	$—	$—
Corporate debt	22,606	—	22,606	—
U.S. Treasury notes	26,154	—	26,154	—
Total assets measured at fair value	$148,003	$99,243	$48,760	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market	$23,430	$23,430	$—	$—
Corporate debt	56,787	—	56,787	—
U.S. Treasury notes	30,069	—	30,069	—
Total assets measured at fair value	$110,286	$23,430	$86,856	$—

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

There were no transfers to or from Level 1 and Level 2 during the three and six months ended June 30, 2016.

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

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$22,603	$7	$(4)	$22,606
U.S. Treasury notes	26,125	29	—	26,154
Total	$48,728	$36	$(4)	$48,760
Reported as:
Short-term investments	$46,827	$31	$(4)	$46,854
Long-term investments	1,901	5	—	1,906
Total	$48,728	$36	$(4)	$48,760

	December 31, 2015
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$56,892	$—	$(105)	$56,787
U.S. Treasury notes	30,122	1	(54)	30,069
Total	$87,014	$1	$(159)	$86,856
Reported as:
Short-term investments	$73,817	$1	$(127)	$73,691
Long-term investments	13,197	—	(32)	13,165
Total	$87,014	$1	$(159)	$86,856

Short-term and long-term investments includes accrued interest of $0.2 million and $4,000 respectively, as of June 30, 2016. Short-term and long-term investments includes accrued interest of $0.4 million and $36,000, respectively, as of December 31, 2015. The Company has not incurred any realized gains or losses on investments for the three and six months ended June 30, 2016 and 2015. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 14 months as of June 30, 2016.

5.     License Agreements

In November 2012, the Company granted Forest an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Forest markets and sells Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Forest made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Forest of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. For the six months ended June 30, 2016, reimbursed expenses amounting to $1.2 million are reflected as a reduction to general and administrative, net.

The Company is entitled to receive royalties on net sales in the United States by Forest, its affiliates, or any of its sublicensees of controlled-release versions of memantine products covered by the terms of the license agreement. Beginning in May 2020, the Company will be entitled to receive royalties in the low to mid-teens from Forest for sales of Namzaric in the United States. Beginning in June 2018, the Company will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. Forest’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Forest in the United States or (ii) the expiration of the Orange Book listed patents for which Forest obtained rights from the Company covering such product. Forest’s obligation to pay royalties with respect to Namenda XR continues until the expiration of the Orange Book listed patents covering such products. However, Forest’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics.

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

Immediately prior to the completion of the Company’s IPO in 2014, 206,162 of the warrants to purchase common stock were either exercised for cash or automatically net exercised for a total issuance of 199,837 shares of common stock, pursuant to the terms of the warrants. In July 2015, warrants to purchase an aggregate of 7,116 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 3,484 shares of common stock. As of both June 30, 2016 and December 31, 2015, there were no warrants to purchase common stock outstanding.

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

As of June 30, 2016, future minimum lease payments under the non-cancelable facility operating lease were as follows (in thousands):

June 30, 2016
2016 (remaining)	$299
2017	615
2018	634
2019	653
2020	224
Thereafter	—
Total	$2,425

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

The Company and Forest have entered into a series of settlement agreements with the Namenda XR ANDA filers, except for one defendant with respect to the certain patents subject to the Markman ruling described below.  Entry dates for generic Namenda XR are governed by the settlement agreements in that action. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by the Company to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. The Company and Forest plan to appeal that final judgment to the United States Court of Appeals for the Federal Circuit.

Additionally, as of the date of this filing, four companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020. The Company and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation.  As of the date of this filing, the Company and Forest have settled with two defendants, granting a license to market generic versions of Namzaric in 2029, although that date may not apply in any future settlements.  The Markman hearing for these lawsuits is scheduled for November 2016 and the trial is scheduled for October 2017.

Because the Namzaric enforcement actions were filed within the requisite 45-day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs involved in both litigations for 30 months or until a court decision adverse to the patents. The 30-month stays for the Namzaric ANDAs will expire beginning in January 2018.

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

The Company has classified payments received for all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested. At June 30, 2016 and December 31, 2015, zero and 3,000 shares of common stock, respectively, from early exercised options were unvested.

Controlled Equity Offering

On June 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company may, at its discretion, issue and sell common stock from time to time with a value of up to a maximum of $25.0 million in an at-the-market offering. All sales of shares have been made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on June 1, 2015. Cantor has acted as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock has been sold at prevailing market prices at the time of the sale, and, as a result, prices have varied. Unless otherwise terminated earlier, the Sales Agreement continues to be in effect until all shares available under the Sales Agreement have been sold. During the six months ended June 30, 2016, there were no additional shares sold under the Sales Agreement. As of June 30, 2016, the Company had sold a total of 509,741 shares of common stock under the Sales Agreement at an average price of $20.04 for net proceeds of $9.7 million.

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

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2016	2015
Common stock awards issued and outstanding	5,541,423	5,328,378
Authorized for future issuance under 2014 Equity Incentive Plan	1,559,689	1,463,415
Authorized for future issuance under 2016 Inducement Plan	371,250	—
Employee Stock Purchase Plan	555,894	394,148
Total	8,028,256	7,185,941

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

The stock option and related activity under all of the Company’s stock compensation plans is summarized as follows:

	Outstanding Options
		Weighted Average
Stock Options	Number of Shares	Exercise Price
Balances, December 31, 2015	5,328,378	$8.57
Granted	867,300	14.60
Exercised	(509,139)	4.17
Forfeited	(326,344)	13.26
Expired	(7,546)	17.43
Balances, June 30, 2016	5,352,649	$9.67
Vested and expected to vest, June 30, 2016	5,183,169	$9.55
Vested, June 30, 2016	2,931,502	$6.86

The restricted stock unit and related activity under the Company’s stock compensation plans is summarized as follows:

	Outstanding Units
		Weighted Average
		Grant Date
Restricted Stock Units	Number of Shares	Fair Value
Unvested, December 31, 2015	—	$—
Granted	191,774	14.49
Vested	—	—
Forfeited	(3,000)	13.66
Unvested, June 30, 2016	188,774	$14.50

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

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development:
Employees	$691	$586	$1,276	$1,096
Nonemployee consultants	40	180	122	412
General and administrative:
Employees	1,877	1,552	3,710	2,824
Nonemployee consultants	23	122	76	250
Total expense	$2,631	$2,440	$5,184	$4,582

As of June 30, 2016, there was total unrecognized compensation cost related to unvested options of approximately $23.4 million. This cost is expected to be recognized over a period of 2.7 years.  As of June 30, 2016, there was total unrecognized compensation cost related to unvested RSU’s of approximately $2.6 million. This cost is expected to be recognized over a period of 3.8 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk factors.”

Overview

We are a pharmaceutical company focused on the development and commercialization of therapeutics targeting chronic disorders of the central nervous system (“CNS”). We seek to achieve this by enhancing the pharmacokinetic profiles of approved drugs to create novel therapeutics for use alone and in fixed-dose combination products. Our business strategy is twofold. We intend to develop and commercialize our wholly-owned products. In addition, we may form partnerships with companies that have an already established CNS market presence.

Our therapeutic programs address the following indications: levodopa-induced dyskinesia (“LID”) associated with Parkinson’s disease (“PD”), walking impairment in multiple sclerosis (“MS”), epilepsy, and Alzheimer’s disease.

Parkinson’s disease is a progressive neurodegenerative disorder that causes a variety of symptoms, such as tremors, rigidity, slowed movements, and postural instability. The most commonly prescribed treatments for PD are levodopa-based therapies. With these medicines, patients initially receive relief from symptoms of PD for much of the day. This period of relief is known as ON time. As the effects of levodopa wear off, the symptoms of PD return. This is known as OFF time. PD impacts over 800,000 people in the United States, while motor complications affect about 400,000 of these patients, and LID occurs in about 150,000 patients. LID can occur at the onset of levodopa initiation; it eventually occurs in approximately 90 percent of patients who have had PD for 10 years. There are no medicines approved in the United States for the treatment of LID.

We have substantially completed a clinical development program with ADS-5102 for the treatment of LID, including a positive Phase 2/3 study, two positive Phase 3 trials and a fully-enrolled and ongoing open-label safety study. Results from both Phase 3 studies demonstrated a statistically significant improvement for patients who received ADS-5102 versus placebo as assessed by the Unified Dyskinesia Rating Scale. In both Phase 3 studies, a statistically significant increase in ON time without troublesome LID was observed, as was a statistically significant decrease in OFF time versus placebo, a key secondary endpoint. The types of adverse events (“AEs”) reported with ADS-5102 were consistent with the known safety profile of amantadine, and the safety results were consistent across trials. In 2016, we plan to submit our first New Drug Application (“NDA”) for ADS-5102 (amantadine hydrochloride) extended-release capsules for the treatment of LID.

We are also developing ADS-5102 for the treatment of walking impairment in patients with MS, another CNS disorder, afflicting approximately 275,000 Americans. According to a 2013 survey of MS in America, approximately 75 percent of individuals with MS experience clinically significant walking impairment.

In June 2016, we reported positive data from our Phase 2 study of ADS-5102 for the treatment of walking impairment in MS. A key walking assessment was the timed 25-foot walk test, a well-established outcome measure. At four weeks, a statistically significant placebo-adjusted improvement in walking speed was seen in the patients on ADS-5102. The types of AEs reported with ADS-5102 were consistent with the known safety profile of amantadine.

We are also developing another molecule, ADS-4101, for the treatment of partial onset seizures in epilepsy.  There are approximately 2.2 million Americans living with epilepsy, a disease where seizure control is difficult to achieve. ADS-4101 is an enhanced version of an approved anti-epileptic and is expected to enter clinical testing in 2016.

In 2012, we entered into an exclusive license agreement with Forest Laboratories Holdings Limited (“Forest Laboratories” or “Forest”), an indirect wholly-owned subsidiary of Allergan plc. Two commercially available medicines have resulted from the partnership: Namzaric™ (memantine hydrochloride extended-release and donepezil hydrochloride) capsules and Namenda XR®  (memantine hydrochloride) extended-release capsules, launched in May 2015 and June 2013, respectively, for an indication relating to Alzheimer’s disease. We expect to begin receiving royalties on net sales of Namenda XR in 2018 and Namzaric in 2020.

Financial operations overview

Summary

Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest. We have not generated any commercial product revenue. As of June 30, 2016, we had an accumulated deficit of $92.9 million. Although we reported net income in each of the years ended December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest. There are no further milestone payments to be earned under our license agreement with Forest. We cannot assure you that we will receive additional license revenue in the future. We incurred significant losses in the first half of 2016, in 2015, and prior to 2012, and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

We expect to continue to incur significant research and development expenses as we continue to advance our product candidates through clinical development. In addition, we plan to commercialize ADS-5102, if approved, and potentially other wholly-owned product candidates by developing a commercial organization, including a sales force targeting neurologists and movement disorder specialists in the United States, and possibly through distribution agreements and license agreements with CNS-focused pharmaceutical companies. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve sustained profitability.

Under our agreement with Forest, beginning in May 2020, we are entitled to receive tiered royalties in the low to mid-teens for sales of Namzaric in the United States. In addition, we are also entitled to receive tiered royalties in the low to mid-single digits from Forest for sales of Namenda XR in the United States beginning in June 2018; however, we do not expect the Namenda XR royalties will make a significant financial contribution to our business. Pursuant to the agreement, we received a non-refundable upfront license fee of $65.0 million in 2012, which we recognized on a straight-line basis from November 2012 to February 2013. We also earned and received additional cash payments totaling $95.0 million upon achievement by Forest of certain development and regulatory milestones, which we recognized in 2013 and 2014.

Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and offering expenses. In connection with the completion of our IPO, all convertible preferred stock converted into common stock. On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million. As of June 30, 2016, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering.

As of June 30, 2016, we had cash, cash equivalents, and available-for-sale securities of $158.0 million.

Revenue

We have not generated any revenue from commercial product sales to date. Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, reimbursements for research and development expenses and full-time equivalents assigned under our license agreement with Forest, and to a lesser degree reimbursement for research and development expenses from NIH grants and government contracts. We do not expect to recognize any further milestone payments under our license agreement with Forest, while reimbursements for full-time equivalents assigned to the license agreement are expected to remain at modest levels in future periods. Beginning in May 2020, we will be entitled to receive royalties in the low to mid-teens from Forest for sales of Namzaric in the United States and in June 2018, we will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. We were also awarded a continuation of an NIH grant for $1.0 million in August 2014, which we will administer, but conduct through subcontractors.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Product candidates
ADS-5102	$8,053	$8,396	$14,237	$15,771
Other research and development expenses	1,171	309	2,509	467
Total research and development expenses	$9,224	$8,705	$16,746	$16,238

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. Other research and development expenses include costs not allocated to a specific program. We allocate research and development salaries, benefits, stock-based compensation, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We have reallocated certain other research and development expenses to program-specific expenses for the three and six months ended June 30, 2015 in order to consistently classify our product candidate expenses between periods.

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We anticipate incurring significant research and development expenses as we continue our clinical trials for ADS-5102 for the treatment of LID and walking impairment associated with MS, ADS-4101 for treatment of epilepsy, and potentially initiate additional clinical-stage programs in more indications or for future product candidates. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into licensing arrangements with other pharmaceutical companies to develop and commercialize our product candidates, and we may enter into additional licensing arrangements or collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future licensing or collaboration arrangements or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and administrative expenses, net

General and administrative expenses, net consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, reduced by reimbursement from Forest for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our general and administrative expenses will increase as we continue to support our clinical and potentially commercial-stage programs. If ADS-5102 is approved by the FDA, we plan to market and sell through our own sales force targeting neurologists and movement disorder specialists in the United States, which will further increase general and administrative expenses, and possibly through distribution agreements and license agreements with CNS-focused pharmaceutical companies.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our investments.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of operations

Comparison of the three and six months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/	% Increase/	June 30,		Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)	2016	2015	(Decrease)	(Decrease)
Revenue	$222	$398	$(176)	(44)%	$397	$624	$(227)	(36)%
Research and development expenses	9,224	8,705	519	6%	16,746	16,238	508	3%
General and administrative expenses, net	8,058	5,846	2,212	38%	14,699	10,765	3,934	37%
Interest and other income, net	184	102	82	80%	344	180	164	91%

Revenue

Revenue for the three and six months ended June 30, 2016 was $0.2 million and $0.4 million, respectively, compared to $0.4 million and $0.6 million, respectively, for the same periods in the prior year. Revenue for both periods in 2016 and 2015 was primarily related to reimbursement of certain expenses as provided for in our license agreement with Forest, as well as from government contracts.

Research and development expenses

Research and development expenses increased by $0.5 million, or 6% to $9.2 million for the three months ended June 30, 2016.  There were increased expenses to support the preparation of the new drug application for ADS-5102 for the treatment of LID, in addition expenses related to preclinical work associated with ADS-4101 for the treatment of epilepsy (partial onset seizures).  The increase was offset by a decrease in research and development expenses attributed to the conclusion of two Phase 3 clinical trials for ADS-5102 for the treatment of LID. Included in research and development expenses was stock-based compensation expense, which was unchanged at $0.7 million for the three months ended June 30, 2016, compared to the same period in the prior year.

Research and development expenses increased by $0.5 million, or 3% to $16.7 million for the six months ended June 30, 2016 from $16.2 million for the six months ended June 30, 2015. We were engaged in increased efforts to support the preparation of the new drug application for ADS-5102 for the treatment of LID, in addition expenses related to preclinical work associated with ADS-4101 for the treatment of epilepsy (partial onset seizures) in the first six months of 2016 as compared to the prior year.  The increase was offset by a decrease in research and development expenses attributed to the conclusion of two Phase 3 clinical trials for the treatment of LID. Included in research and development expenses was stock-based compensation expense, which was $1.4 million compared to $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

General and administrative expenses, net

General and administrative expenses, net, increased by $2.2 million, or 38%, to $8.1 million for the three months ended June 30, 2016 from $5.8 million for the three months ended June 30, 2015. The increase in general and administrative expenses was due primarily to increased costs associated with establishing commercial capabilities in anticipation of the commercial launch of ADS-5102 for the treatment of LID, pending regulatory approval, including an increase in headcount-related expenses. We anticipate general and administrative expenses will increase through the remaining quarters of 2016, reflecting increased investment in pre-commercial activities. General and administrative expenses also included stock-based compensation expense of $1.9 million compared to $1.7 million for the three months ended June 30, 2016 and 2015, respectively.

General and administrative expenses, net, increased by $3.9 million, or 37%, to $14.7 million for the six months ended June 30, 2016 from $10.8 million for the six months ended June 30, 2015. The increase in general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercial launch of ADS-5102 for the treatment of LID, pending regulatory approval, including an increase in headcount-related expenses. General and administrative expenses also included stock-based compensation expense of $3.8 million compared to $3.1 million for the six months ended June 30, 2016 and 2015, respectively.

Interest and other income, net

Interest and other income, net, for the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively, compared to $0.1 and $0.2 million for the three and six months ended June 30, 2015. Net interest income is primarily due to interest income earned on investments.

Liquidity, capital resources and plan of operation

We have funded our operations primarily through $160.0 million of payments received pursuant to our license agreement with Forest, $88.2 million sales of convertible preferred stock and warrants, and $114.1 million pursuant to sales of our common stock. In April 2014, we completed our IPO and raised net proceeds of $42.6 million, including the underwriters’ partial exercise of their option to purchase additional shares. On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million. As of June 30, 2016, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement. On January 6, 2016, we completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs.

We have not generated any revenue from the sale of products. We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011. Although we recognized a profit and positive cash flow in 2014, 2013, and 2012 as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014. We do not currently receive any royalties from Forest, nor do we have other license agreements or collaborations from which we might expect milestone or royalty revenue. Consequently, we expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $158.0 million as of June 30, 2016.

We believe our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating requirements, including operations related to the continued development of ADS-5102 for the treatment of LID, for at least the next 12 months. However, it is possible that we will not achieve the progress that we expect, because the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy.

We expect to continue significant spending in connection with the development and commercialization of our product candidates, particularly for ADS-5102 for the treatment of LID, as well as other indications. In order to continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(24,511)	$(24,047)
Investing activities	36,409	(8,797)
Financing activities	64,270	9,325
Net increase (decrease) in cash and cash equivalents	$76,168	$(23,519)

Net cash used in operating activities was $24.5 million for the six months ended June 30, 2016 compared to $24.0 million for the same period in the prior year. Net loss of $30.7 million for the six months ended June 30, 2016 included net non-cash adjustments of $5.9 million, which consisted primarily of stock-based compensation of $5.2 million. Net loss of $26.3 million for the six months ended June 30, 2015 included non-cash adjustments of $5.3 million, primarily related to $4.6 million in stock-based compensation. The primary use of cash from operating activities for the six months ended June 30, 2016 was to fund the ongoing clinical studies, product development activities, and NDA preparation activities related to ADS-5102 for the treatment of LID.

Net cash provided by investing activities was $36.4 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $8.8 million for the same period in the prior year. Net cash provided by investing activities for the six months ended June 30, 2016 was a result of $37.7 million of maturities of available-for-sale securities offset by purchases of $1.2 million of property and equipment. Net cash used in investing activities for the six months ended June 30, 2015 was a result of purchases of $18.4 million of available-for-sale securities and $0.4 million of property and equipment, offset by $10.1 million of maturities of available-for-sale securities.

Net cash provided by financing activities was $64.3 million for the six months ended June 30, 2016, compared to $9.3 million for the six months ended June 30, 2015. In the period ended June 30, 2016, we received net cash proceeds of $61.8 million related to the sale of common stock under a follow-on public offering, compared to the same period in the prior year in which we received $8.5 million in net cash proceeds related to the sale of common stock under a controlled equity offering. In the six months ended June 30, 2016,  we received cash proceeds of $2.4 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan, compared to the same period in the prior year, in which we received $0.8 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual obligations

Our future contractual obligations at June 30, 2016, were not materially different than at December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2016, we had cash, cash equivalents, and investments of $158.0 million, compared to $120.0 million as of December 31, 2015, consisting of cash and cash equivalents, as well as investments in short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in U.S. government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a one percentage point movement in market interest rates would not have a significant impact on the total realized value of our portfolio. We actively monitor changes in interest rates.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and Forest have entered into a series of settlement agreements with the Namenda XR ANDA filers, except for one defendant with respect to the certain patents subject to the Markman ruling described below.  Entry dates for the generic Namenda XR are governed by the terms of these settlement agreements. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by us to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. We and Forest plan to appeal that final judgment to the United States Court of Appeals for the Federal Circuit.

Additionally, as of the date of this filing, four companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which we are entitled to receive royalties from Forest beginning in May 2020. We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation. As of the date of this filing, we and Forest have settled with two defendants, granting a license to market generic versions of Namzaric in 2029, although that date may not apply in any future settlements.  The Markman hearing for these lawsuits is scheduled for November 2016 and the trial is scheduled for October 2017.

Because the Namzaric enforcement actions were filed within the requisite 45-day period provided in the U.S. Food, Drug and Cosmetic Act, there are stays preventing FDA approval of the ANDAs involved in both litigations for 30 months or until a court decision adverse to the patents. The 30-month stays for the Namzaric ANDAs will expire beginning in January 2018.

From time to time, we may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, we are not currently a party to any material legal proceedings.

ITEM 1A.RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes.

Risks related to the development and commercialization of our current and future product candidates, including ADS-5102

Our success depends heavily on the timely approval and successful commercialization of our product candidates, including ADS-5102. If we are unable to successfully commercialize our product candidates or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development of our product candidates, including ADS-5102, an oral once daily controlled-release version of the FDA-approved drug amantadine, for the treatment of levodopa-induced dyskinesia (“LID”), for the treatment of walking impairment in patients with multiple sclerosis (“MS”), and potentially other indications, as well as ADS-4101 for the treatment of partial onset seizures in epilepsy. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and eventual commercialization of ADS-5102 and other product candidates. The success of our product candidates will depend on numerous factors, including:

•	successfully completing the development program for ADS-5102 and other product candidates in a timely manner;

•	receiving marketing approval for ADS-5102 and other product candidates from the FDA in a timely manner;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	commercializing ADS-5102 and other product candidates, if approved, including sales and distribution of the product;

•	acceptance by the medical community and patients of the approved product;

•	the placement of ADS-5102 approved products on payers’ formulary tiers and the reimbursement rates established for the approved products;

•	effectively competing with other approved or used medicines;

•	continued demonstration of an acceptable safety profile of the approved products following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If ADS-5102 for the treatment of LID fails to receive approval by regulatory authorities, our business will be adversely impacted and substantially harmed.

We cannot give any assurance that the Phase 3 clinical program for the treatment of LID will adequately demonstrate the safety and effectiveness to receive regulatory approval or that our new drug application (“NDA”) for ADS-5102 for the treatment of LID will be approved by regulatory authorities. Although we have substantially completed the clinical trial program for ADS-5102 for the treatment of LID, except for the long-term open-label safety study of ADS-5102 for the treatment of LID, we do not know if the clinical package for ADS-5102 for the treatment LID will adequately demonstrate sufficient safety and efficacy to the satisfaction of the FDA to achieve regulatory approval. In addition, NDAs are complex, multipart documents that must meet strict regulatory requirements to be acceptable for regulatory approval. NDAs must include preclinical and clinical study data and chemistry, manufacturing, and controls data. Additionally, we have neither filed nor had an NDA approved previously. Failure to achieve regulatory approval for ADS-5102 for the treatment of LID would harm our business.

Although we have completed clinical trials of ADS-5102 for the treatment of LID, a clinical trial with ADS-5102 is ongoing for LID and other indications and could result in clinical findings not consistent with previously reported positive clinical results. This could lead us to experience delays in the submission of our NDA or failure to receive regulatory approval, which would have a material and adverse impact on our business.

In completing our clinical trial program for ADS-5102 for the treatment of LID, and pursuing clinical trials in other indications for ADS-5102, we may experience numerous unforeseen events during, or as a result of, clinical studies that could delay or prevent our ability to receive regulatory approval or commercialize ADS-5102, including that:

•

clinical studies may produce negative or inconclusive results or raise significant safety concerns, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;

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

Any of these unforeseen events could impair our ability to gain approval of ADS-5102 or commercialize ADS-5102 and harm our business and results of operations.

We will face risks in the development of our other product candidates similar to those we face with ADS-5102.

The risks relating to the development of our other product candidates are the same as, or similar to, the risks relating to the development of ADS-5102.

Our product candidates, including ADS-5102, have not been manufactured in a commercially validated process, nor at a scale that may be required to meet future market demand. There are risks associated with developing and validating manufacturing and packaging processes and scaling up on a timely basis.

Our product candidates, including ADS-5102, have not been manufactured in a commercially validated process, nor at a scale that may be required to meet possible future market demand. There are risks associated with developing and validating manufacturing and packaging processes and scaling up including, among others, delaying submission of an NDA, inability to gain regulatory approval, higher manufacturing costs, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, capacity constraints, and timely availability of raw materials or equipment.

Our product candidates, including ADS-5102, are complex to manufacture, and manufacturing disruptions may occur that could delay the launch or commercialization of our product candidates.

Our product candidates, including ADS-5102, include extended-release versions of existing drugs. The manufacture and packaging of extended-release versions of drugs are substantially more complex than the manufacture and packaging of the immediate-release versions of drugs. Even after the manufacturing process for an extended-release product has been scaled up to commercial levels and numerous commercial lots have been produced, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to ADS-5102 or our future product candidates, our business, financial results, or stock price could be adversely affected.

Our product candidates, including ADS-5102, may fail to achieve the degree of market acceptance by physicians, patients, healthcare payers, and others in the medical community necessary for commercial success, negatively impacting our business.

Our product candidates, including ADS-5102, may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payers, and others in the healthcare community. The degree of market acceptance of our products, after FDA approval, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;

•	efficacy, duration of response, and potential advantages compared to alternative treatments;

•	the price;

•	the willingness of physicians to change their current treatment practices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support; and

•	the availability of third-party insurance coverage or reimbursement.

The failure of our product candidates, including ADS-5102, to achieve market acceptance would negatively impact our business.

We currently have only limited commercial capabilities and no sales or distribution personnel. If we are unable to develop or obtain through outsourcing, sales, marketing, and distribution capabilities, we will not be successful in commercializing ADS-5102 or other future product candidates.

We have only a limited commercial infrastructure and have no experience in the commercialization, sale, marketing, or distribution of pharmaceutical products, like ADS-5102, if approved. To achieve commercial success for any approved product, including ADS-5102, we must either develop a sales and marketing organization or outsource these functions to third parties. We expect that the primary focus of our commercialization efforts will be in the United States. We intend to develop our own sales force to commercialize ADS-5102 and our other product candidates, or we may enter into partnership agreements to commercialize our products. Commercialization of ADS-5102 and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming, and if our product candidates fail to gain approval, our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

In addition, we also may not be successful in entering into arrangements with third parties to sell and market our future product candidates or may be unable to do so on terms that are favorable to us. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our future products, including ADS-5102.

Failure to successfully obtain coverage and reimbursement of our products in the United States will substantially harm our business.

Our ability to commercialize any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payers decide which medications they will cover by placement on their formularies and at what reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot assure you that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop, including ADS-5102.

There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, distribution, marketing, and sale. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product, the clinical setting in which it is used, and generic competitor availability, and may be based on initial payments for generic competitors or payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private third-party payers and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, private third-party payers often rely upon Medicare coverage and reimbursement policies and payment limitations in setting their own coverage and reimbursement policies. Our inability to promptly obtain coverage, reimbursement, and profitable payment rates from both government funded and private third-party payers for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new pharmaceutical products is highly competitive. We face competition with respect to our current product candidates, including ADS-5102, and will face competition with respect to any future products that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, ADS-5102, if approved for the treatment of LID, may face competition from various drugs approved for treatment of Parkinson’s disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB, Inc.), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Rytary (Impax), and Duopa (Abbvie). ADS-5102 may also face competition from drugs currently in development for LID from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Pharmaceuticals Corp., or Osmotica, Avanir Pharmaceuticals, Newron Pharmaceuticals S.p.A, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. Other products in late stage development for Parkinson’s disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Acadia, Bial-Portela CSA, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.

Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise in research and development, manufacturing, conducting clinical trials, obtaining regulatory approvals, and commercializing approved products than we do. These third parties will compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites, and patient registration for clinical studies, as well as in acquiring technologies and products complementary to, or necessary for, our programs. Finally, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers.

ADS-5102 will also face competition from generic versions of immediate-release amantadine and potentially from other extended-release versions of amantadine that may be in development. For example, while immediate-release amantadine is not approved for use in Parkinson’s disease for the treatment of LID, some physicians may still prescribe it for such conditions. In addition, one competitor, Osmotica, has posted a notice on clinicaltrials.gov regarding its conduct of two Phase 3 clinical trials of extended-release amantadine for LID.

If we are unable to obtain orphan exclusivity for ADS-5102 for the treatment of LID, our business could be substantially harmed.

Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. For example, in July 2015, the FDA granted Osmotica orphan drug designation for its amantadine hydrochloride product candidate for the treatment of LID, for which it has recently announced plans to file an NDA in 2016. Generally, if a drug product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is up to seven (7) years in the United States. Even though we have orphan drug designation for ADS-5102 for the treatment of LID, we may not be the first to obtain marketing approval. If Osmotica or any of our other competitors obtain orphan drug exclusivity for their product candidate in one of our target indications using the same active moiety as in our product candidate, the marketing application for our drug product in that target indication could be delayed for so long as the competitor has orphan drug exclusivity for its product.

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

If generic manufacturers obtain approval for generic versions of our products, including ADS-5102, or of products with which we compete, our business may suffer.

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

The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon receipt of the paragraph IV notice, the owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. The discovery, trial, and appeals process in such suits can take several years. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. This type of litigation is often time-consuming and costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. Such litigation has been commenced by Forest and us to enforce certain patents related to Namenda XR and Namzaric. See “Part II. Item 1. Legal Proceedings” for more information.

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

Our product candidate, ADS-5102, along with our other earlier stage product candidates, are still in clinical or preclinical development. The risk of failure during development is high. It is impossible to predict when or if any of our product candidates will demonstrate safety and efficacy sufficient to warrant regulatory approval. Although the safety profile of amantadine, the active pharmaceutical ingredient in ADS-5102, is already characterized in the approved label for amantadine (i.e., Symmetrel®), there can be no assurance that our Phase 3 program for ADS-5102 for the treatment of LID, our Phase 2 program for ADS-5102 for walking impairment associated with MS or future studies in other indications, will not reveal additional safety or tolerability issues. In such an event, we might need to delay or abandon development and potential approval of ADS-5102 entirely or for certain indications. If we are forced to delay or abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.

If ADS-5102 is approved by regulatory authorities, post-marketing safety issues with ADS-5102, its reference product, or other components of ADS-5102 could decrease the potential sales of ADS-5102, result in adverse labeling changes, use restrictions, product withdrawal, or product liability litigation.

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

ADS-5102 may also be affected by the safety and tolerability of its parent drugs or drugs with similar mechanisms of action. Although amantadine, which is a component of ADS-5102, has been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. Following consumption, ADS-5102 capsules are broken down by the body, during which time the active drug and other breakdown substances are released into the bloodstream. While these breakdown substances are generally regarded as safe, it is possible that there could be unexpected toxicity associated with them that will cause ADS-5102 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, the product or product candidates could reduce their sales of approved products and delay or prevent commercialization of our product candidates.

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

The marketing and promotion of ADS-5102, if approved, will be limited to use in the treatment of specific indications. If we want to expand the indications for which this product candidate may be marketed, additional regulatory approvals will need to be obtained and may not be granted.

We are currently planning to seek regulatory approval of ADS-5102 for the treatment of LID. If this medicine is approved, we will be restricted in our ability to market or promote the product only for the treatment of LID and not for other uses. We are developing ADS-5102 for at least one additional indication, treatment of walking impairment in patients with MS, and potentially others. In order to market and promote ADS-5102 for these additional indications, we will need to conduct additional time-consuming and expensive clinical trials and obtain regulatory approval for such uses. We may not be successful in those efforts. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

Physicians may also misuse our products, potentially leading to adverse results, side effects, or injury, which may lead to product liability claims. If our products are misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of our products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Any of these events could harm our business and results of operations and cause our stock price to decline.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have chosen to focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our investment in current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

Risks related to our financial condition and need for additional capital

If we do not have adequate funds to cover all of our development and commercial activities, we may have to raise additional capital or curtail or cease operations.

We are a clinical-stage pharmaceutical company and do not currently market any products. We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations. We are seeking to advance product candidates through the research and clinical development to regulatory approval and commercialization. The completion of the development and the potential commercialization of our product candidates, including ADS-5102, should they receive approval, will require substantial funds. As of June 30, 2016, we had approximately $158.0 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.

We have financed our operations primarily through proceeds from our license agreement with Forest, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including ADS-5102 for the treatment of LID associated with Parkinson’s disease. We anticipate that our expenses will increase substantially as we:

•	prepare an NDA for submission to the FDA for ADS-5102 for the treatment of LID;

•

enhance operational, financial, and information management systems and hire more personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercial operations;

•	commercialize ADS-5102, if it is approved by the FDA, including establishing distribution, marketing, and sales capabilities;

•	manufacture ADS-5102 for commercial use, if approved by the FDA;

•	investigate ADS-5102 in clinical trials for the treatment of walking impairment in patients with MS, and potentially other indications;

•	conduct preclinical and clinical trials of ADS-4101 for the treatment of epilepsy (partial onset seizures);
•	seek regulatory approvals for our product candidates that successfully complete clinical studies;

•	continue the research, development, and manufacture of our current product candidates; and

•	seek to discover or in-license additional product candidates.

If we do not have adequate funds to support these activities, our business opportunities could be hindered.

If we need additional funds to operate our business and if we cannot raise additional capital when needed, or if additional capital is not available to us on favorable terms, our stockholders may be adversely affected or our business may be harmed.

If we need additional funds to support out business and additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs or commercialization efforts. We do not have any committed external source of funds or other support for our development efforts other than our license agreement with Forest, which may be terminated by Forest upon delivery of notice. We expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, in addition to the repayment of principal and interest on negotiated terms, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Any future revenue will depend on the successful commercialization and sales of our product candidates, including ADS-5102 for the treatment of LID, if approved, the payment of royalties to us from Forest under terms of our licensing agreement regarding Namenda XR and Namzaric, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

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

Risks related to our reliance on third parties

We rely on third-party contract manufacturing organizations to manufacture and supply our product candidates, including ADS-5102, for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development, commercialization, and supply of our product candidates.

We currently have limited experience in, and we do not own facilities for, clinical and commercial manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies and, upon regulatory approval, to meet potential future commercial demand. The manufacture of pharmaceutical products in compliance with the FDA’s current Good Manufacturing Practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to gain approval of the NDA for ADS-5102 or to provide study drugs in our clinical trials and future commercial supply would be jeopardized. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs, harm our ability to gain approval from regulatory authorities, and potentially disrupt patient access to our future approved products. These events would substantially harm our business, reputation and stock price.

All third-party manufacturers of our product candidates and ingredients thereof must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging, or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals, commercialization or supply of our product candidates, entail higher costs, impair our reputation, and potentially disrupt patient access or our future approved products.

We rely on a single source third-party contract manufacturing organization for the manufacture and supply of our product candidates, including ADS-5102.

We currently rely on single source suppliers for our product candidates, including ADS-5102, and continue to seek additional long-term supply agreements. A failure of our single source manufacturer or our failure to qualify at least one other manufacturer on a timely basis and validate the manufacturing process employed at that CMO would delay approval of an NDA and commercialization of our product candidates, including ADS-5102. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts, which would adversely affect our business. New suppliers of any product candidate would be required to be qualified under applicable regulatory requirements, including demonstration of bioequivalence of the product made at the new supplier, and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract organizations were not able to manufacture our drug substance or provide the requisite services, our business and financial condition would be materially adversely affected.

If we decide to enter into future collaborations or partnerships, we will likely not be able to control all aspects of the development and commercialization of our product candidates, including ADS-5102. This lack of control could subject us to additional risks that could harm our business.

Collaborations or license agreements involving our current or future products are subject to numerous risks, which may include that:

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

•

disputes may arise between us and a partner that causes the delay or termination of the research, development, or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•

agreements may be terminated, sometimes at-will, without penalty, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;

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

We do not independently conduct clinical studies of our product candidates. Instead, we rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities, but does not relieve us of our responsibilities. For example, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice, for conducting, recording, and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of patients in clinical studies are protected, even though we are not in control of these processes. These third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

Risks related to Namenda XR and Namzaric

Under our license agreement with Forest, if Forest fails to successfully commercialize Namenda XR and Namzaric for any reason or if the license agreement with Forest is terminated, the potential royalties we expect to receive under our license agreement with Forest may not occur or be minimal, and would have a negative impact on our revenue potential and harm our business.

In November 2012, we entered into a license agreement with Forest pursuant to which we granted Forest a right to develop and commercialize Namenda XR and Namzaric in the United States. Under that agreement, we expect to receive future royalties from Forest on the net sales of Namenda XR and Namzaric, starting in 2018 and 2020, respectively. If Forest fails to successfully commercialize Namenda XR and, more importantly, Namzaric, on which we are eligible to receive double digits percentage royalties for any reason, we may not receive such future royalties or receive minimal amounts, and our business will be harmed.

Under the license agreement, we are reliant on Forest to commercialize Namenda XR and Namzaric and in that capacity Forest has as the discretion to:

•	determine the efforts and resources that they apply towards commercialization;

•	market, manufacture, and distribute the licensed products or to otherwise not perform satisfactorily in carrying out these activities; and

•

to terminate the agreement without penalty and, such termination, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products.

Under the license agreement, Forest substantially controls the intellectual property rights subject to the agreement and the current ANDA litigation and potential settlement thereof, and has economic interests different from ours. Accordingly, Forest may manage the litigation and settlements on terms which may have a material and negative impact on our business.

We and Forest are currently involved in ANDA litigation to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namenda XR and Namzaric to the market. See “Part II. Item 1. Legal Proceedings”. Under the terms of that license agreement, Forest has the right to enforce such intellectual property rights and control such litigation. Specifically, Forest has the discretion to:

•

maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; and

•

not adequately pursue litigation against ANDA filers or settle such litigation on unfavorable terms, and as Forest substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Forest may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR, which would negatively impact the royalties we receive under our license with Forest.

We have a right to participate in, but not control, such litigations. If Forest decides not to enforce the intellectual property rights licensed under the agreement or the litigation is resolved in favor of the generic manufacturers or if the FDA approves the ANDA filed by the generic manufacturers, such manufacturers may be able to market and sell the generic form of the branded drug in competition with Namenda XR and Namzaric. This could harm our business.

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

As of June 30, 2016,  we had 67 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, fires, extreme weather conditions, medical epidemics, and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California and certain clinical sites for our product candidates, operations of our existing and future partners, and suppliers are or will be located near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers, and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire, or other natural or manmade disaster.

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

In support of our anticipated growth and future commercial-stage operations, we intend to select and implement a number of company-wide information systems, including an ERP, a new human resource information system, a customer relationship management system, and other similar systems. Many of these systems are complex and their successful and timely implementation is not assured, requires significant capital expenditures, and can be disruptive to our business operations. We recently purchased and implemented a new enterprise resource planning system (“ERP”). ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, including our procurement process, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business, or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

We may decide to commercialize ADS-5102, ADS-4101, and other future product candidates outside of the United States. To market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

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

Healthcare reform measures could limit or prevent our product candidates’ commercial success.

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

Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.

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

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, and we could fail to successfully improve our systems, procedures, and controls, which could affect our operating results.

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

Provisions in our corporate charter and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

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

Not applicable.

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

Date: August 4, 2016

/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016

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