Form 10-Q
period 2016-09-30
Adamas Pharmaceuticals Inc
filed 2016-11-03
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2016 was 21,982,429.

ADAMAS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$9,776	$33,104
Available-for-sale securities	92,409	73,691
Accounts receivable	769	1,284
Prepaid expenses and other current assets	7,433	5,108
Total current assets	110,387	113,187
Property and equipment, net	3,078	2,353
Available-for-sale securities, non-current	43,725	13,165
Other assets	38	38
Total assets	$157,228	$128,743
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,956	$3,052
Accrued liabilities	6,306	8,457
Other current liabilities	301	298
Total current liabilities	12,563	11,807
Non-current liabilities	600	749
Total liabilities	13,163	12,556
Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 21,982,429 and 18,505,462 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	27	23
Additional paid-in capital	251,351	178,473
Accumulated other comprehensive loss	(64)	(158)
Accumulated deficit	(107,249)	(62,151)
Total stockholders’ equity	144,065	116,187
Total liabilities and stockholders’ equity	$157,228	$128,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$138	$768	$535	$1,392
Operating expenses
Research and development	7,437	9,960	24,183	26,198
General and administrative, net	7,344	5,803	22,043	16,568
Total operating expenses	14,781	15,763	46,226	42,766
Loss from operations	(14,643)	(14,995)	(45,691)	(41,374)
Interest and other income, net	249	85	593	265
Loss before income taxes	(14,394)	(14,910)	(45,098)	(41,109)
Provision (benefit) for income taxes	—	(51)	—	3
Net loss	$(14,394)	$(14,859)	$(45,098)	$(41,112)
Net loss per share, basic and diluted	$(0.66)	$(0.81)	$(2.09)	$(2.28)
Weighted average shares used in computing net loss per share, basic and diluted	21,941	18,395	21,616	18,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(14,394)	$(14,859)	$(45,098)	$(41,112)
Unrealized gain (loss) on available-for-sale securities	(96)	68	94	202
Comprehensive loss	$(14,490)	$(14,791)	$(45,004)	$(40,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(45,098)	$(41,112)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	562	306
Stock-based compensation	7,782	7,205
Net accretion of discounts and amortization of premiums of available-for-sale securities	(332)	850
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(119)	(14)
Prepaid expenses and other assets	(2,325)	(393)
Accounts receivable	515	(412)
Accounts payable	3,007	(834)
Accrued liabilities and other liabilities	(2,431)	(469)
Net cash used in operating activities	(38,439)	(34,873)
Cash flows from investing activities
Purchases of property and equipment	(1,222)	(1,131)
Purchases of available-for-sale securities	(95,528)	(32,578)
Maturities of available-for-sale securities	46,795	33,745
Net cash provided by (used in) investing activities	(49,955)	36
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	61,822	9,657
Proceeds from issuance of common stock upon exercise of stock options	2,918	671
Proceeds from employee stock purchase plan	326	181
Net cash provided by financing activities	65,066	10,509
Net decrease in cash and cash equivalents	(23,328)	(24,328)
Cash and cash equivalents at beginning of period	33,104	61,446
Cash and cash equivalents at end of period	$9,776	$37,118
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	227	88
Disposal of fully depreciated property and equipment	—	20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     DESCRIPTION OF BUSINESS

Adamas Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company that is developing new medicines to improve the daily lives of those affected by chronic neurologic disorders. Approximately 36 million people in the United States suffer from chronic neurologic disorders, including Alzheimer’s disease, Parkinson’s disease (PD), multiple sclerosis, and epilepsy. The Company has pioneered a platform based on an understanding of time dependent biologic effects of disease activity and drug response to achieve symptomatic relief without additional tolerability issues. The Company has developed a portfolio of chrono-synchronous therapies to potentially address chronic neurologic disorders. The Company’s first proprietary product candidate is ADS-5102, a chrono-synchronous amantadine therapy, for the treatment of levodopa-induced dyskinesia (LID) in patients with PD. The Company submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for ADS-5102 in October 2016. The FDA has designated that LID in patients with PD is an orphan disease. There are currently no approved drugs in the United States or Europe for the treatment of LID in PD.

In addition, the Company contributed to the development of two medicines, which have been exclusively licensed to Forest Laboratories Holdings Limited (“Forest Laboratories” or “Forest”), an indirect wholly-owned subsidiary of Allergan plc: Namzaric® (memantine hydrochloride extended-release and donepezil hydrochloride) capsules; and Namenda XR® (memantine hydrochloride) extended-release capsules.

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

Based upon the current status of, and plans for, its product development, the Company believes that the existing cash, cash equivalents, and investments of $145.9 million as of September 30, 2016 will be adequate to satisfy the Company’s capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or license agreements generate sufficient revenue to offset expenses. While the Company had net income during 2014 and 2013, it has not generated any commercial revenue from sales of its products. Under its license agreement with Forest, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for sales of Namzaric until mid-2020 and Namenda XR until mid-2018. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three and nine months ended September 30, 2016, approximately 5,523,000 and 5,535,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, approximately 5,381,000 and 5,206,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The effects of this update on the Company’s consolidated financial statements are not expected to be material.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at
	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market	$21	$21	$—	$—
Corporate debt	65,901	—	65,901	—
U.S. Treasury notes	70,233	—	70,233	—
Total assets measured at fair value	$136,155	$21	$136,134	$—

	Fair Value Measurements at
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market	$23,430	$23,430	$—	$—
Corporate debt	56,787	—	56,787	—
U.S. Treasury notes	30,069	—	30,069	—
Total assets measured at fair value	$110,286	$23,430	$86,856	$—

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

There were no transfers to or from Level 1 and Level 2 during the three and nine months ended September 30, 2016.

4.     INVESTMENTS

The Company’s investments consist of corporate debt and U.S. Treasury notes classified as available-for-sale securities.

The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt and United States Treasury notes. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses are reclassified from other comprehensive loss to other income (expense) on the condensed consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities. Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$65,964	$3	$(66)	$65,901
U.S. Treasury notes	70,234	14	(15)	70,233
Total	$136,198	$17	$(81)	$136,134
Reported as:
Short-term investments	$92,428	$16	$(35)	$92,409
Long-term investments	43,770	1	(46)	43,725
Total	$136,198	$17	$(81)	$136,134

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$56,892	$—	$(105)	$56,787
U.S. Treasury notes	30,122	1	(54)	30,069
Total	$87,014	$1	$(159)	$86,856
Reported as:
Short-term investments	$73,817	$1	$(127)	$73,691
Long-term investments	13,197	—	(32)	13,165
Total	$87,014	$1	$(159)	$86,856

Short-term and long-term investments includes accrued interest of $0.3 million and $0.2 million respectively, as of September 30, 2016. Short-term and long-term investments includes accrued interest of $0.4 million and $36,000, respectively, as of December 31, 2015. The Company has not incurred any realized gains or losses on investments for the three and nine months ended September 30, 2016 and 2015. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 17 months as of September 30, 2016.

5.     LICENSE AGREEMENTS

In November 2012, the Company granted Forest an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Forest markets and sells Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Forest made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Forest of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. For the nine months ended September 30, 2016, reimbursed expenses amounting to $2.4 million are reflected as a reduction to general and administrative, net.

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

Immediately prior to the completion of the Company’s IPO in 2014, 206,162 of the warrants to purchase common stock were either exercised for cash or automatically net exercised for a total issuance of 199,837 shares of common stock, pursuant to the terms of the warrants. In July 2015, warrants to purchase an aggregate of 7,116 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 3,484 shares of common stock. As of both September 30, 2016 and December 31, 2015, there were no warrants to purchase common stock outstanding.

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

As of September 30, 2016, future minimum lease payments under the non-cancelable facility operating lease were as follows (in thousands):

September 30, 2016
2016 (remaining)	$149
2017	615
2018	634
2019	653
2020	224
Thereafter	—
Total	$2,275

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

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by the Company to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. The Company and Forest filed the notice of appeal of that final judgment to the United States Court of Appeals for the Federal Circuit. The appeal is ongoing.

Additionally, as of the date of this filing, a number of companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020. The Company and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation. As of the date of this filing, the Company and Forest have settled with all active defendants, including the first filers on all the available dosage forms of Namzaric, granting a license to market the first generic versions of Namzaric on January 1, 2025 subject to the settlement agreements. The Company and Forest will continue to enforce the patents associated with Namzaric.

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

The Company has classified payments received for all unvested shares of common stock issued upon the early exercise of stock options as employee deposits (a liability) as these options are not considered to be substantively exercised until vested. At September 30, 2016 and December 31, 2015, zero and 3,000 shares of common stock, respectively, from early exercised options were unvested.

Controlled Equity Offering

On June 1, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company may, at its discretion, issue and sell common stock from time to time with a value of up to a maximum of $25.0 million in an at-the-market offering. All sales of shares have been made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on June 1, 2015. Cantor has acted as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock has been sold at prevailing market prices at the time of the sale, and, as a result, prices have varied. Unless otherwise terminated earlier, the Sales Agreement continues to be in effect until all shares available under the Sales Agreement have been sold. During the nine months ended September 30, 2016, there were no additional shares sold under the Sales Agreement. As of September 30, 2016, the Company had sold a total of 509,741 shares of common stock under the Sales Agreement at an average price of $20.04 for net proceeds of $9.7 million.

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

Shares reserved for Future Issuance

Shares of Company’s common stock reserved for future issuance are as follows:

	September 30, 2016	December 31, 2015
Common stock awards issued and outstanding	5,468,650	5,328,378
Authorized for future issuance under 2014 Equity Incentive Plan	1,600,003	1,463,415
Authorized for future issuance under 2016 Inducement Plan	334,062	—
Employee Stock Purchase Plan	555,894	394,148
Total	7,958,609	7,185,941

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

The stock option and related activity under all of the Company’s stock compensation plans is summarized as follows:

	Outstanding Options
Stock Options	Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2015	5,328,378	$8.57
Granted	978,100	14.78
Exercised	(578,786)	5.04
Forfeited	(422,542)	13.60
Expired	(38,499)	17.26
Balances, September 30, 2016	5,266,651	$9.64
Vested and expected to vest, September 30, 2016	5,110,042	$9.53
Vested, September 30, 2016	3,029,384	$6.98

The restricted stock unit and related activity under the Company’s stock compensation plans is summarized as follows:

	Outstanding Units
Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2015	—	$—
Granted	215,249	14.61
Vested	—	—
Forfeited	(13,250)	13.66
Unvested, September 30, 2016	201,999	$14.67

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

Stock-Based Compensation

The following table reflects stock-based compensation expense recognized for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development:
Employees	$695	$703	$1,971	$1,799
Nonemployee consultants	43	79	165	491
General and administrative:
Employees	1,822	1,793	5,532	4,617
Nonemployee consultants	38	48	114	298
Total expense	$2,598	$2,623	$7,782	$7,205

As of September 30, 2016, there was total unrecognized compensation cost related to unvested options of approximately $21.0 million. This cost is expected to be recognized over a period of 2.6 years. As of September 30, 2016, there was total unrecognized compensation cost related to unvested RSU’s of approximately $2.6 million. This cost is expected to be recognized over a period of 3.6 years.

Non-employee Stock-Based Compensation

During the three and nine months ended September 30, 2016, the Company granted options to purchase 12,600 shares of common stock to a member of the Company’s board of directors in exchange for consulting services to be rendered. During the three and nine months ended September 30, 2015, the Company did not grant options to purchase common stock to consultants.

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

Overview

We are a pharmaceutical company that is developing new medicines to improve the daily lives of those affected by chronic neurologic disorders. Approximately 36 million people in the United States suffer from chronic neurologic disorders, including Alzheimer’s disease, Parkinson’s disease (PD), multiple sclerosis, and epilepsy. We have pioneered a platform based on an understanding of time dependent biologic effects of disease activity and drug response to achieve symptomatic relief without additional tolerability issues. We have developed a portfolio of chrono-synchronous therapies to potentially address chronic neurologic disorders. Our first proprietary product candidate is ADS-5102, a chrono-synchronous amantadine therapy, for the treatment of levodopa-induced dyskinesia (LID) in patients with PD. We submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for ADS-5102 in October 2016. The FDA has designated that LID in patients with PD is an orphan disease. There are currently no approved drugs in the United States or Europe for the treatment of LID in PD.

The ADS-5102 LID NDA is supported by efficacy and safety data compiled from our comprehensive registration program, which was designed to evaluate ADS-5102 for the treatment of LID in patients with PD. The Phase 3 clinical program included three placebo-controlled trials: EASED, EASE LID and EASE LID 3. The three trials enrolled a total of 286 patients, of whom 121 patients received a 340 mg dose of ADS-5102 once daily at bedtime. Both Phase 3 trials met their primary and key secondary endpoints. In addition, the NDA is supported by data from an open-label safety study known as EASE LID 2 for patients from EASED, EASE LID and EASE LID 3 as well as LID patients who have undergone deep brain stimulation. The EASE LID 2 trial is ongoing and patients are being followed for up to two years.

We are also exploring the utility of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. We have completed a positive Phase 2 proof-of-concept study in these patients. The Phase 2 study evaluated ADS-5102 dosed at 340 mg once daily at bedtime and enrolled MS patients with impaired walking speed. A key walking assessment was the timed 25-foot walk (T25FW) test, a well-established outcome measure that has been used as a basis for product approval in the United States and Europe. Key secondary outcome measures included assessments of walking performance. Other outcome measures included assessments of other MS-related symptoms. We plan to pursue a pivotal registration program for this indication.

The second product candidate is ADS-4101, an extended-release version of an FDA-approved single-agent compound for the treatment of epilepsy (partial onset seizures). We anticipate initiating a Phase 1 clinical study of ADS-4101 for partial onset seizures in patients with epilepsy in 2016.

Additionally, through our license to Forest Laboratories Holdings Limited (“Forest Laboratories” or “Forest”), an indirect wholly-owned subsidiary of Allergan plc, our portfolio includes two medicines commercially available in the United States for indications relating to Alzheimer’s disease: Namzaric® (memantine hydrochloride extended-release and donepezil hydrochloride) capsules and Namenda XR® (memantine hydrochloride) extended-release capsules. Adamas is eligible to receive royalties on sales of Namenda XR® and Namzaric® beginning in June of 2018 and May of 2020, respectively.

Our business strategy is to continue to discover, develop and commercialize new treatment solutions for patients independently or in collaboration with partners.

Financial operations overview
Summary
Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Forest. We have not generated any commercial product revenue. As of September 30, 2016, we had an accumulated deficit of $107.2 million. Although we reported net income in each of the years ended December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Forest. There are no further milestone payments to be earned under our license agreement with Forest. We cannot assure you that we will receive additional license revenue in the future. We incurred significant losses in the nine months ended September 30, 2016, in 2015, and prior to 2012, and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

We expect to continue to incur significant research and development expenses as we continue to advance our product candidates through clinical development. In addition, we plan to commercialize ADS-5102, if approved, and potentially other wholly-owned product candidates by developing a commercial organization, including either our own sales force or a contract sales organization (“CSO”), targeting neurologists and movement disorder specialists in the United States, or possibly through partnership agreements with pharmaceutical companies. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve sustained profitability.

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

Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and offering expenses. In connection with the completion of our IPO, all convertible preferred stock converted into common stock. On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million. As of September 30, 2016, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering.

As of September 30, 2016, we had cash, cash equivalents, and available-for-sale securities of $145.9 million.

Revenue

We have not generated any revenue from commercial product sales to date. Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, reimbursements for research and development expenses and full-time equivalents assigned under our license agreement with Forest, and to a lesser degree reimbursement for research and development expenses from NIH grants and government contracts. We do not expect to recognize any further milestone payments under our license agreement with Forest, while reimbursements for full-time equivalents assigned to the license agreement are expected to remain at modest levels in future periods. Beginning in May 2020, we will be entitled to receive royalties in the low to mid-teens from Forest for sales of Namzaric in the United States and in June 2018, we will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. We were also awarded a continuation of an NIH grant for $1.0 million in August 2014 that terminated in July 2016, which we administered, but conducted through subcontractors.

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015		2016	2015
ADS-5102	$5,748	$8,585	$(2,837)	$19,985	$24,356	$(4,371)
Other research and development expenses	1,689	1,375	314	4,198	1,842	2,356
Total research and development expenses	$7,437	$9,960	$(2,523)	$24,183	$26,198	$(2,015)

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. Other research and development expenses include costs for early stage programs and costs not allocated to a specific program. We allocate research and development salaries, benefits, stock-based compensation, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We have reallocated certain other research and development expenses to program-specific expenses for the three and nine months ended September 30, 2015 in order to consistently classify our product candidate expenses between periods.

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

General and administrative expenses, net

General and administrative expenses, net consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, reduced by reimbursement from Forest for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our general and administrative expenses will increase as we continue to establish our commercial capabilities and support our potentially commercial-stage programs. If ADS-5102 is approved by the FDA, we plan to market and sell through our own sales force or through a CSO, targeting neurologists and movement disorder specialists in the United States, or possibly through distribution agreements and license agreements with pharmaceutical companies.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our investments.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of operations

Comparison of the three and nine months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2016	2015			2016	2015
Revenue	$138	$768	$(630)	(82)%	$535	$1,392	$(857)	(62)%
Research and development expenses	7,437	9,960	(2,523)	(25)%	24,183	26,198	(2,015)	(8)%
General and administrative expenses, net	7,344	5,803	1,541	27%	22,043	16,568	5,475	33%
Interest and other income, net	249	85	164	193%	593	265	328	124%

Revenue

Revenue for the three and nine months ended September 30, 2016 was $0.1 million and $0.5 million, respectively, compared to $0.8 million and $1.4 million, respectively, for the same periods in the prior year. Revenue for both periods in 2016 and 2015 was primarily related to reimbursement of certain expenses as provided for in our license agreement with Forest, as well as from government contracts.

Research and development expenses

Research and development expenses decreased by $2.5 million, or 25% to $7.4 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease in research and development expenses was primarily due to the conclusion of two Phase 3 clinical trials for ADS-5102 for the treatment of LID. The decrease due to the conclusion of the two Phase 3 clinical trials was partially offset by increased expenses to support the preparation of the new drug application for ADS-5102 for the treatment of LID, in addition to increased expenses related to preclinical work associated with ADS-4101 for the treatment of epilepsy (partial onset seizures). Included in research and development expenses was stock-based compensation expense, which was $0.7 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively.

Research and development expenses decreased by $2.0 million, or 8% to $24.2 million for the nine months ended September 30, 2016 from $26.2 million for the nine months ended September 30, 2015. The decrease in research and development expenses was due to the conclusion of two Phase 3 clinical trials for the treatment of LID. The decrease was offset by increased efforts to support the preparation of the new drug application for ADS-5102 for the treatment of LID, in addition to increased expenses related to preclinical work associated with ADS-4101 for the treatment of epilepsy (partial onset seizures) in the first nine months of 2016 as compared to the same period in the prior year. Included in research and development expenses was stock-based compensation expense, which was $2.1 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

General and administrative expenses, net

General and administrative expenses, net, increased by $1.5 million, or 27%, to $7.3 million for the three months ended September 30, 2016 from $5.8 million for the three months ended September 30, 2015. The increase in general and administrative expenses was due primarily to increased costs associated with establishing commercial capabilities in anticipation of the commercial launch of ADS-5102 for the treatment of LID, pending regulatory approval, including an increase in headcount-related expenses. We anticipate general and administrative expenses will increase through the remaining quarter of 2016, reflecting increased investment in pre-commercial activities. General and administrative expenses also included stock-based compensation expense of $1.9 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively.

General and administrative expenses, net, increased by $5.5 million, or 33%, to $22.0 million for the nine months ended September 30, 2016 from $16.6 million for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercial launch of ADS-5102 for the treatment of LID, pending regulatory approval, including an increase in headcount-related expenses. General and administrative expenses also included stock-based compensation expense of $5.6 million and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest and other income, net

Interest and other income, net, for the three and nine months ended September 30, 2016 was $0.2 million and $0.6 million, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2015. Net interest income is primarily due to interest income earned on investments.

Liquidity, capital resources and plan of operation

We have funded our operations primarily through $160.0 million of payments received pursuant to our license agreement with Forest, $88.2 million sales of convertible preferred stock and warrants, and $114.1 million pursuant to sales of our common stock. In April 2014, we completed our IPO and raised net proceeds of $42.6 million, including the underwriters’ partial exercise of their option to purchase additional shares. On June 1, 2015, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million. As of September 30, 2016, we had issued 509,741 shares of common stock and raised net proceeds of $9.7 million under the Sales Agreement. On January 6, 2016, we completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs.

We have not generated any revenue from the sale of products. We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011. Although we recognized a profit and positive cash flow in 2014, 2013, and 2012 as a result of payments received pursuant to our license agreement with Forest, we received our final milestone payment from Forest in December 2014. We do not currently receive any royalties from Forest, nor do we have other license agreements or collaborations from which we might expect milestone or royalty revenue. Consequently, we expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $145.9 million as of September 30, 2016.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(38,439)	$(34,873)
Investing activities	(49,955)	36
Financing activities	65,066	10,509
Net increase (decrease) in cash and cash equivalents	$(23,328)	$(24,328)

Net cash used in operating activities was $38.4 million for the nine months ended September 30, 2016 compared to $34.9 million for the same period in the prior year. Net loss of $45.1 million for the nine months ended September 30, 2016 included net non-cash adjustments of $8.0 million, which consisted primarily of stock-based compensation of $7.8 million. Net loss of $41.1 million for the nine months ended September 30, 2015 included non-cash adjustments of $8.4 million, primarily related to $7.2 million in stock-based compensation. The primary use of cash from operating activities for the nine months ended September 30, 2016 was to fund the ongoing clinical studies, product development activities, and NDA preparation activities related to ADS-5102 for the treatment of LID.

Net cash used in investing activities was $50.0 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $36,000 for the same period in the prior year. Net cash used in investing activities for the nine months ended September 30, 2016 was a result of $48.7 million in net purchases of available-for-sale securities as a result of investing the cash from our follow-on public offering that occurred in January 2016, and $1.2 million in purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2015 was a result of $1.2 million in net maturities of available-for-sale securities, offset by $1.1 million in purchases of property and equipment.

Net cash provided by financing activities was $65.1 million for the nine months ended September 30, 2016, compared to $10.5 million for the nine months ended September 30, 2015. In the period ended September 30, 2016, we received net cash proceeds of $61.8 million related to the sale of common stock under a follow-on public offering, compared to the same period in the prior year in which we received $9.7 million in net cash proceeds related to the sale of common stock under a controlled equity offering. In the nine months ended September 30, 2016, we received cash proceeds of $3.2 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan, compared to $0.9 million in the same period in the prior year.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual obligations
Our future contractual obligations at September 30, 2016, were not materially different than at December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2016, we had cash, cash equivalents, and investments of $145.9 million, compared to $120.0 million as of December 31, 2015, consisting of cash and cash equivalents, as well as investments in short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in U.S. government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a one percentage point movement in market interest rates would not have a significant impact on the total realized value of our portfolio. We actively monitor changes in interest rates.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by us to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. We and Forest filed the notice of appeal of that final judgment to the United States Court of Appeals for the Federal Circuit. The appeal is ongoing.

Additionally, as of the date of this filing, a number of companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric, on which we are entitled to receive royalties from Forest beginning in May 2020. We and Forest have begun to file lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation. As of the date of this filing, we and Forest have settled with all active defendants, including the first filers on all the available dosage forms of Namzaric, granting a license to market the first generic versions of Namzaric on January 1, 2025, subject to the settlement agreements. We and Forest will continue to enforce the patents associated with Namzaric.

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

We have invested a significant portion of our efforts and financial resources into the development of our product candidates, including ADS-5102, an oral once daily controlled-release version of the FDA-approved drug amantadine, for the treatment of levodopa-induced dyskinesia (“LID”), for the treatment of walking impairment in patients with multiple sclerosis (“MS”), and potentially other indications, as well as ADS-4101 for the treatment of partial onset seizures in epilepsy. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and eventual commercialization of ADS-5102 and other product candidates. The success of our product candidates will depend on numerous factors, including:

•	successfully completing the development program for ADS-5102 and other product candidates in a timely manner;

•	receiving marketing approval for ADS-5102 and other product candidates from the FDA in a timely manner;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	commercializing ADS-5102 and other product candidates, if approved, including sales and distribution of the product;

•	commercializing ADS-5102 independently or in partnership with another company;

•	acceptance by the medical community and patients of the approved product;

•	the placement of ADS-5102 approved products on payers’ formulary tiers and the reimbursement rates established for the approved products;

•	effectively competing with other approved or used medicines;

•	continued demonstration of an acceptable safety profile of the approved products following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If ADS-5102 for the treatment of LID fails to receive approval by regulatory authorities, our business will be adversely impacted and substantially harmed.

In October 2016, we submitted our new drug application (“NDA”) for ADS-5102 for the treatment of LID in patients with Parkinson’s disease. We cannot give any assurance that the NDA will be accepted for filing by the FDA or that the Phase 3 clinical program for the treatment of LID will adequately demonstrate the safety and effectiveness to receive regulatory approval or that our NDA for ADS-5102 for the treatment of LID will be approved by regulatory authorities. Although we have substantially completed the clinical trial program for ADS-5102 for the treatment of LID, except for the long-term open-label safety study of ADS-5102 for the treatment of LID, we do not know if the clinical package for ADS-5102 for the treatment LID will adequately demonstrate sufficient safety and efficacy to the satisfaction of the FDA to achieve regulatory approval. Refusal to file of our NDA by the FDA could delay approval and harm our business.

In addition, NDAs are complex, multipart documents that must meet strict regulatory requirements to be acceptable for regulatory approval. NDAs must include preclinical and clinical study data and chemistry, manufacturing, and controls data. Our contract manufacturer of ADS-5012 may be subject to pre-approval inspection for Good Manufacturing Practice compliance, our contract analytical testing facilities may be subject to pre-approval inspection for Good Laboratory Practice and data integrity, and our ADS-5102 LID clinical trial sites may be subject to bioresearch monitoring inspections for Good Clinical Practice compliance and data integrity. Adverse inspectional findings at our contract manufacturer, at any of our contract analytical testing facilities, or at any of our clinical trial sites may lead to our receipt of a Complete Response Letter rather than NDA approval. Additionally, this is our first NDA that we have submitted and we have not yet had an NDA approved previously. As a result, we do not know whether or not our NDA submission will meet the strict regulatory requirements for regulatory approval or will adequately demonstrate sufficient safety and efficacy to the satisfaction of the FDA to achieve regulatory approval. Failure to achieve regulatory approval for ADS-5102 for the treatment of LID would harm our business.

Although we have completed clinical trials of ADS-5102 for the treatment of LID, a clinical trial with ADS-5102 is ongoing for LID and other indications and could result in clinical findings not consistent with previously reported positive clinical results. This could lead us to experience failure to receive regulatory approval, which would have a material and adverse impact on our business.

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

If we are required by the FDA to conduct additional clinical studies or other testing of ADS-5102 beyond those that we currently contemplate, if we are unable to successfully complete clinical studies or other testing of ADS-5102, if the results of these studies or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

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

We have only a limited commercial infrastructure and have no experience in the commercialization, sale, marketing, or distribution of pharmaceutical products, like ADS-5102, if approved. To achieve commercial success for any approved product, including ADS-5102, we must either develop a sales and marketing organization or outsource these functions to third parties. We expect that the primary focus of our commercialization efforts will be in the United States. We intend to commercialize ADS-5102 and our other product candidates through use of our own sales force, a contract sales organization (“CSO”), or through partnership agreements with pharmaceutical companies. Commercialization of ADS-5102 and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.

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

Our ability to commercialize any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payers decide which medications they will cover by placement on their formularies and at what reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for products that we commercialize and, if reimbursement is available, we cannot guarantee what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop, including ADS-5102.

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

Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. For example, in July 2015, the FDA granted Osmotica orphan drug designation for its amantadine hydrochloride product candidate for the treatment of LID, for which it has recently announced plans to submit an NDA in 2016. Generally, if a drug product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is up to seven (7) years in the United States. Even though we have orphan drug designation for ADS-5102 for the treatment of LID, we may not be the first to obtain marketing approval. If Osmotica or any of our other competitors obtain orphan drug exclusivity for their product candidate in one of our target indications using the same active moiety as in our product candidate, the marketing application for our drug product in that target indication could be delayed for so long as the competitor has orphan drug exclusivity for its product.

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

If manufacturers obtain approval for generic versions of our products, including ADS-5102, or of products with which we compete, our business may suffer.

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

ADS-5102 may also be affected by the safety and tolerability of its parent drugs or drugs with similar mechanisms of action. Although amantadine, which is a component of ADS-5102, has been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates. The FDA has substantial discretion in the NDA approval process and may refuse to approve our current NDA and any future application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. Following consumption, ADS-5102 capsules are broken down by the body, during which time the active drug and other breakdown substances are released into the bloodstream. While these breakdown substances are generally regarded as safe, it is possible that there could be unexpected toxicity associated with them that will cause ADS-5102 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, the product or product candidates could reduce their sales of approved products and delay or prevent commercialization of our product candidates.

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

The marketing and promotion of ADS-5102, if approved, will be limited to use in the treatment of a specific indication. If we want to expand the indications for which this product candidate may be marketed, additional regulatory approvals will need to be obtained and may not be granted.

In October 2016, we submitted an NDA seeking regulatory approval of ADS-5102 for the treatment of LID. If this medicine is approved, we will be restricted in our ability to market or promote the product only for the treatment of LID and not for other uses. We are developing ADS-5102 for at least one additional indication, treatment of walking impairment in patients with MS, and potentially others. In order to market and promote ADS-5102 for these additional indications, we will need to conduct additional time-consuming and expensive clinical trials and obtain regulatory approval for such uses. We may not be successful in those efforts. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

We are a clinical-stage pharmaceutical company and do not currently market any products. We continue to incur significant research and development and general and administrative expenses related to our product candidates and our operations. We are seeking to advance product candidates through the research and clinical development to regulatory approval and commercialization. The completion of the development and the potential commercialization of our product candidates, including ADS-5102, should they receive approval, will require substantial funds. As of September 30, 2016, we had approximately $145.9 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.

We have financed our operations primarily through proceeds from our license agreement with Forest, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including ADS-5102 for the treatment of LID in patients with Parkinson’s disease. We anticipate that our expenses will increase substantially as we:

•
enhance operational, financial, and information management systems and hire more personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercial operations;

•	commercialize ADS-5102, if it is approved by the FDA, including establishing distribution, marketing, and sales capabilities;

•	manufacture ADS-5102 for commercial use, if approved by the FDA;

•	investigate ADS-5102 in preclinical and clinical trials for the treatment of walking impairment in patients with MS, and potentially other indications;

•	conduct preclinical and clinical trials of ADS-4101 for the treatment of epilepsy (partial onset seizures);

•	seek regulatory approvals for our product candidates that successfully complete clinical studies;

•	continue the research, development, and manufacture of our current product candidates; and

•	seek to discover or in-license additional product candidates.

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

We do not independently conduct clinical studies of our product candidates. Instead, we rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities, but does not relieve us of our responsibilities. For example, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice, for conducting, recording, and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of patients in clinical studies are protected, even though we are not in control of these processes. These third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. The FDA may inspect certain of our clinical trial sites from the ADS-5102 development program for Good Clinical Practice compliance and data integrity prior to being able approve, if at all, our NDA for LID. Adverse findings in such inspections could result in the issuance of a Complete Response Letter to our NDA.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, regulatory, and sales and marketing capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2016, we had 71 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In support of our anticipated growth and future commercial-stage operations, we intend to select and implement a number of company-wide information systems, including a new human resource information system, adding new functionality to our enterprise resource planning (“ERP”), and other similar systems. Many of these systems are complex and their successful and timely implementation is not assured, requires significant capital expenditures, and can be disruptive to our business operations. We recently purchased and implemented a new ERP system. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, including our procurement process, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business, or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

•
the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, such as anti-kickback, and false claims laws, may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-relating activities, including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

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

In addition, the clinical development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

•	whether or not our NDA for ADS-5102 for the treatment of LID in patients with Parkinson’s disease is approved by the FDA;

•	the success of competitive products or technologies;

•	results of clinical studies of our product candidates or those of our competitors;

•	introductions and announcements of new products and product candidates by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ products, product candidates, clinical studies, manufacturing process, or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be comparable to us;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our current or future products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare reimbursement systems;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our current or future products;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	general economic, industry, and market conditions; and

•	the other risks described in this “Risk Factors” section.

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

Adamas Pharmaceuticals, Inc.
(Registrant)
Date: November 3, 2016

/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)
Date: November 3, 2016

/s/ William J. Dawson
William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1	Consulting Services Agreement by and between the registrant and John MacPhee, M.P.H., dated February 1, 2016, and as amended dated August 5, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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