Form 10-Q
period 2017-03-31
Adamas Pharmaceuticals Inc
filed 2017-05-09
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Registrant’s Telephone Number, Including Area Code: (510) 450-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2017 was 22,359,365.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$20,918	$23,735
Available-for-sale securities	91,155	89,917
Accounts receivable	1,689	794
Prepaid expenses and other current assets	1,474	2,541
Total current assets	115,236	116,987
Property and equipment, net	3,138	3,156
Available-for-sale securities, non-current	10,086	22,292
Other assets	38	38
Total assets	$128,498	$142,473
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,018	$3,589
Accrued liabilities	4,937	5,867
Other current liabilities	306	287
Total current liabilities	8,261	9,743
Non-current liabilities	492	547
Total liabilities	8,753	10,290
Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 22,321,984 and 22,013,644 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	258,121	254,558
Accumulated other comprehensive loss	(166)	(193)
Accumulated deficit	(138,237)	(122,209)
Total stockholders’ equity	119,745	132,183
Total liabilities and stockholders’ equity	$128,498	$142,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$175
Operating expenses
Research and development	7,088	7,522
General and administrative, net	9,144	6,641
Total operating expenses	16,232	14,163
Loss from operations	(16,232)	(13,988)
Interest and other income, net	204	160
Net loss	$(16,028)	$(13,828)
Net loss per share, basic and diluted	$(0.72)	$(0.65)
Weighted average shares used in computing net loss per share, basic and diluted	22,206	21,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(16,028)	$(13,828)
Unrealized gain on available-for-sale securities	27	169
Comprehensive loss	$(16,001)	$(13,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(16,028)	$(13,828)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	284	137
Stock-based compensation	2,884	2,553
Net accretion of discounts and amortization of premiums of available-for-sale securities	223	258
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(36)	(105)
Prepaid expenses and other assets	1,043	(729)
Accounts receivable	(895)	823
Accounts payable	(473)	57
Accrued liabilities and other liabilities	(938)	(1,668)
Net cash used in operating activities	(13,936)	(12,502)
Cash flows from investing activities
Purchases of property and equipment	(364)	(461)
Purchases of available-for-sale securities	(6,992)	—
Maturities of available-for-sale securities	17,800	16,072
Net cash provided by investing activities	10,444	15,611
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	—	62,030
Proceeds from issuance of common stock upon exercise of stock options	675	163
Net cash provided by financing activities	675	62,193
Net increase (decrease) in cash and cash equivalents	(2,817)	65,302
Cash and cash equivalents at beginning of period	23,735	33,104
Cash and cash equivalents at end of period	$20,918	$98,406
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expense	51	400
Public offering costs in accounts payable	—	208

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
ADS-5102: an amantadine therapy with a U.S. Food and Drug Administration (“FDA”) accepted New Drug Application (“NDA”) for the treatment of levodopa-induced dyskinesia (“LID”) in patients with Parkinson’s disease. LID is a form of dyskinesia (abnormality or impairment of voluntary movement) associated with levodopa, a drug used to treat Parkinson’s disease. The NDA for ADS-5102 in LID has a Prescription Drug User Fee Act (“PDUFA”) date, or deadline by which the FDA must review the NDA, of August 24, 2017, and, if approved, the Company plans to commercialize ADS-5102 for the treatment of LID in patients with Parkinson’s disease in 2017.
ADS-4101: a lacosamide therapy in clinical development for the treatment of partial onset seizures in patients with epilepsy. The active ingredient in ADS-4101 is lacosamide, an anti-epileptic previously approved by the FDA, which is currently marketed by UCB as VIMPAT® (lacosamide).
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the Company believes are necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2016 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC.

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
Based upon the current status of, and plans for, its product development and commercialization, the Company believes that the existing cash, cash equivalents, and investments of $122.2 million as of March 31, 2017 will be adequate to satisfy the Company’s capital needs through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or license agreements generate sufficient revenue to offset expenses. While the Company had net income during 2014, 2013, and 2012, it has not generated any commercial revenue from sales of its products. Under its license agreement with Allergan, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for net sales of Namzaric® until mid-2020 and Namenda XR® until mid-2018. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.
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
Accounts Receivable
The Company’s accounts receivable balance consists of amounts due from Allergan, in accordance with the contract terms of the license agreement, for research and development funding and full-time equivalents assigned to the Allergan license agreement, as well as for reimbursement of external costs, recorded as contra-expense, associated with supporting prosecution and litigation of intellectual property rights.
Clinical Trial Accruals
The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf.
The Company estimates clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage clinical trials on its behalf. In accruing service fees, the Company obtains the reported level of patient enrollment at each site and estimates the time period over which services are to be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.
Research and Development
Research and development (“R&D”) expenses include salaries and related compensation, contractor and consultant fees, external clinical trial expenses performed by CROs, licensing fees, acquired intellectual property with no alternative future use, and facility and administrative expense allocations. In addition, the Company funds R&D at research institutions under agreements that are generally cancelable at its option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at facilities operated by the Company’s contract manufacturers. Clinical development costs include the costs of Phase 1, Phase 2, and Phase 3 clinical trials. These costs are a significant component of the Company’s research and development expenses.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the

Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three months ended March 31, 2017 and 2016, approximately 5,688,000 and 5,370,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company plans to adopt the new standard in the first quarter of fiscal year 2018. The Company is currently evaluating the method of adoption and effect the new guidance will have on its consolidated financial statements.
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	Fair Value Measurements at
	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market	$7,228	$7,228	$—	$—
Corporate debt	44,149	—	44,149	—
U.S. Treasury notes	57,092	—	57,092	—
Total assets measured at fair value	$108,469	$7,228	$101,241	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market	$192	$192	$—	$—
Corporate debt	51,233	—	51,233	—
U.S. Treasury notes	60,976	—	60,976	—
Total assets measured at fair value	$112,401	$192	$112,209	$—

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
There were no transfers to or from Level 1 and Level 2 during the three months ended March 31, 2017.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$44,219	$—	$(70)	$44,149
U.S. Treasury notes	57,188	—	(96)	57,092
Total	$101,407	$—	$(166)	$101,241
Reported as:
Short-term investments	$91,309		$(154)	$91,155
Long-term investments	10,098		(12)	10,086
Total	$101,407	$—	$(166)	$101,241

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$51,354	$—	$(121)	$51,233
U.S. Treasury notes	61,048	5	(77)	60,976
Total	$112,402	$5	$(198)	$112,209
Reported as:
Short-term investments	$90,050	$1	$(134)	$89,917
Long-term investments	22,352	4	(64)	22,292
Total	$112,402	$5	$(198)	$112,209
Short-term and long-term investments include accrued interest of $0.4 million and $0.1 million, respectively, as of March 31, 2017. Short-term and long-term investments includes accrued interest of $0.3 million and $0.1 million, respectively, as of December 31, 2016. The Company has not incurred any realized gains or losses on investments for the three months ended March 31, 2017 and 2016. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 14 months as of March 31, 2017.
5.     LICENSE AGREEMENTS
In November 2012, the Company granted Allergan an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric® and Namenda XR® for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. For the three months ended March 31, 2017 and 2016, reimbursed expenses amounting to zero and $0.3 million, respectively, are reflected as a reduction to general and administrative, net. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric® and Namenda XR®.
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
As of March 31, 2017, future minimum lease payments under the non-cancelable facility operating lease were as follows (in thousands):

March 31, 2017
2017 (remaining)	$461
2018	634
2019	653
2020	224
2021	—
Thereafter	—
Total	$1,972
Purchase Commitments
The Company enters into contracts in the normal course of business that include, among others, arrangements with CROs for clinical trials, vendors for pre-clinical research, and vendors for clinical supply manufacturing. These contracts generally provide for termination upon notice, and therefore the Company believes that its obligations under these agreements are not material.
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
As of the date of this filing, several companies have submitted Abbreviated New Drug Applications, or ANDAs, to the FDA requesting permission to manufacture and market generic versions of Namenda XR®, on which the Company is entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR®, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR®. The Company, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies except one company for which the Company and Forest recently received that company’s notice that its ANDA included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) and are still evaluating the next steps. The Company and Forest will continue to enforce the patents associated with Namenda XR®.
The Company and Forest have entered into a series of settlement agreements with all Namenda XR® ANDA filers, except for one recent ANDA filer and one defendant with respect to the certain patents subject to the Markman ruling described below. Entry dates for generic Namenda XR® are governed by the settlement agreements in that action. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namenda XR® is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR® beginning on January 31, 2021.
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
Additionally, as of the date of this filing, a number of companies have submitted ANDAs requesting permission to manufacture and market generic versions of Namzaric®, on which the Company is entitled to receive royalties from Forest beginning in May 2020. The Company and Forest have filed lawsuits alleging infringement of the relevant patents against Namzaric® ANDA filers, who are seeking to launch generic versions of Namzaric®, in the same court as heard the Namenda XR® litigation. As of the date of this filing, the Company and Forest have settled with all but one of the

ANDA filers, including all first filers on all the available dosage forms of Namzaric®, granting a license to market the first generic versions of Namzaric® on January 1, 2025 subject to the settlement agreements. For the one ANDA filer that the Company and Forest have not settled with, the Company and Forest recently received that ANDA filer’s notice that its ANDA included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) and are still evaluating the next steps. The Company and Forest will continue to enforce the patents associated with Namzaric®.
From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, the Company is not currently party to any material legal proceedings.
7.     STOCKHOLDERS’ EQUITY
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
Public Offering
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
Shares reserved for Future Issuance
Shares of Company’s common stock reserved for future issuance are as follows:

	March 31, 2017	December 31, 2016
Common stock awards issued and outstanding	5,990,484	5,483,557
Authorized for future issuance under 2014 Equity Incentive Plan	1,672,646	1,576,926
Authorized for future issuance under 2016 Inducement Plan	753,437	334,062
Employee stock purchase plan	752,939	532,849
Total	9,169,506	7,927,394
8.     STOCK-BASED COMPENSATION
Stock Compensation Plans
In January 2017, the common stock available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) automatically increased by 4% of the total number of shares of the Company’s capital stock outstanding on December 31, 2016, or 880,362 shares.
In March 2016, the Company’s board of directors approved the 2016 Inducement Plan (the “Inducement Plan”) under which 450,000 shares of the Company’s common stock were made available for issuance. In January 2017, an amendment to the Inducement Plan was approved to increase the number of shares available for issuance an additional 450,000 shares for a total of 900,000 shares.
Employee Stock Purchase Plan
In January 2017, the common stock available for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”) automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2016, or 220,090 shares.

Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development:
Employees	$775	$585
Non-employee consultants	46	82
General and administrative:
Employees	2,051	1,833
Non-employee consultants	12	53
Total expense	$2,884	$2,553

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
We identify and develop chrono-synchronous therapies for patients by listening, studying, and innovating. To that end, our aim is to enable substantial treatment effects among the existing landscape of medicines. Our portfolio includes:
ADS-5102: an amantadine therapy with a U.S. Food and Drug Administration (“FDA”) accepted New Drug Application (“NDA”) for the treatment of levodopa-induced dyskinesia (“LID”) in patients with Parkinson’s disease. LID is a form of dyskinesia associated with levodopa, a drug used to treat Parkinson’s disease. Over time, 90% of Parkinson’s disease patients on levodopa therapy will develop alternating periods of OFF time (e.g. rigidity) and LID, as their disease progresses. LID is characterized by involuntary movements that are purposeless and unpredictable. The NDA for ADS-5102 in LID has a Prescription Drug User Fee Act (“PDUFA”) date, or deadline by which the FDA must review the NDA, of August 24, 2017, and, if approved, we plan to commercialize ADS-5102 for the treatment of LID in patients with Parkinson’s disease in 2017. If approved, ADS-5102 will be the first and only medicine approved for the treatment of LID, and it will be the only Parkinson’s disease medicine demonstrated to reduce both LID and the time when the symptoms of Parkinson’s disease are present, referred to as “OFF time”.
In addition, we believe ADS-5102 has opportunities to provide symptomatic treatment of other hyper- and hypokinetic neurologic disorders, including but not limited to walking impairment in multiple sclerosis patients and other Parkinson’s disease indications.
ADS-4101: a lacosamide therapy in clinical development for the treatment of partial onset seizures in patients with epilepsy. The active ingredient in ADS-4101 is lacosamide, an anti-epileptic previously approved by the FDA, which is currently marketed by UCB as VIMPAT® (lacosamide).
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

In 2017, we are focused on commercializing ADS-5102, if approved, for the treatment of LID in patients with Parkinson’s disease. Based on our market research, we expect ADS-5102 to be well received by physicians, patients, and payers, as there are currently no approved therapeutic treatments for LID, which is an existing Parkinson’s disease treatment gap. Our research also indicates that payers recognize the substantial unmet need of patients with LID and the potentially important value proposition of ADS-5102 in LID, as well as its secondary benefit in OFF time, when the symptoms of Parkinson’s disease are present.
Financial operations overview
Summary
Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Allergan. We have not generated any commercial product revenue. As of March 31, 2017, we had an accumulated deficit of $138.2 million. Although we reported net income in each of the years ended December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Allergan. There are no further milestone payments to be earned under our license agreement with Allergan. We incurred significant losses in the three months ended March 31, 2017, in 2016, 2015, and prior to 2012, and expect to continue to incur significant losses as we advance our product candidates into later stages of development and, if approved, commercialization.
We plan to commercialize ADS-5102 for LID, if approved, and potentially other wholly-owned product candidates by developing a commercial organization, including either our own sales force or a contract sales organization, targeting neurologists and movement disorder specialists in the United States, or possibly through partnership agreements with pharmaceutical companies. Consequently, we expect general and administrative expenses to increase as we approach a potential product commercialization of ADS-5102 for LID currently contemplated to be later in 2017. In addition, we expect to continue to incur significant research and development expenses as we continue to advance our product candidates through clinical development. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve or maintain profitability.
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
Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and offering expenses. In connection with the completion of our IPO, all convertible preferred stock converted into common stock. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we were able to issue and sell shares of common stock having an aggregate offering value of up to $25.0 million, which was terminated in November 2016. During the term of the agreement, we issued 509,741 shares of common stock and raised net proceeds of $9.7 million. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering.
As of March 31, 2017, we had cash, cash equivalents, and available-for-sale securities of $122.2 million.
Revenue
We have not generated any revenue from commercial product sales to date. Our revenue to date has been generated primarily from non-refundable upfront license payments, milestone payments, reimbursements for research and development expenses and full-time equivalents assigned under our license agreement with Allergan, and to a lesser degree reimbursement for research and development expenses from NIH grants and government contracts. We do not expect to recognize any further milestone payments under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to the license agreement to be inconsequential in future periods. Beginning in May 2020, we will be entitled to receive royalties in the low to mid-teens from Allergan for net sales of Namzaric® in the United States, and in June 2018 we will be entitled to receive royalties in the low to mid-single digits for net sales of Namenda XR® in the United States; however, we do not expect the Namenda XR® royalties will make a significant financial contribution to our business. We were also awarded a continuation of an NIH grant for $1.0 million in August 2014 that terminated in July 2016, which we administered, but conducted through subcontractors.
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
Research and development expenses consist of:

•
fees paid to clinical investigators, clinical trial sites, consultants, and vendors, including contract research organizations, or CROs, in conjunction with implementing, conducting, and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work, and statistical compilation and analysis;

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016
ADS-5102	$5,682	$6,184	$(502)
ADS-4101	1,052	—	1,052
Other research and development expenses	354	1,338	(984)
Total research and development expenses	$7,088	$7,522	$(434)
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
The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We anticipate incurring significant research and development expenses as we continue to support: the FDA’s review of ADS-5102 for LID; clinical trials for ADS-5102 in indications beyond LID, including but not limited to walking impairment in multiple sclerosis patients and other Parkinson’s disease indications earlier in the Parkinson’s disease treatment journey; ADS-4101 for treatment of epilepsy; and potentially additional clinical-stage programs in more indications or for future product candidates. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors, including but not limited to, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into licensing arrangements with other pharmaceutical companies to develop and commercialize our product candidates, and we may enter into additional licensing arrangements or collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future licensing or collaboration arrangements or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
General and administrative expenses, net
General and administrative expenses, net, consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, as well as increasingly the costs associated with establishing commercial capabilities in support of the potential commercialization of ADS-5102 for LID, reduced to a small degree by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our general and administrative expenses will increase significantly as we continue to establish our commercial capabilities and support our potential commercial-stage programs. If ADS-5102 is approved by the FDA, we plan to market and sell through our own sales force or through a contract sales organization, targeting neurologists and movement disorder specialists in the United States, or possibly through collaboration and license agreements with pharmaceutical companies.
Interest and other income (expense), net
Interest and other income (expense), net, consists primarily of interest received on our investments.
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Results of operations
Comparison of the three months ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Revenue	$—	$175	$(175)	(100)%
Research and development expenses	7,088	7,522	(434)	(6)%
General and administrative expenses, net	9,144	6,641	2,503	38%
Interest and other income, net	204	160	44	28%

Revenue
Revenue for the three months ended March 31, 2017 was zero, compared to $0.2 million for the same period in the prior year. Revenue for the period in 2016 was primarily related to reimbursement of certain expenses as provided for in our license agreement with Allergan, as well as from government contracts.
Research and development expenses
Research and development expenses decreased by $0.4 million, or 6% to $7.1 million for the three months ended March 31, 2017 from $7.5 million for the three months ended March 31, 2016. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of ADS-5102, due to the conclusion of two Phase 3 clinical trials assessing ADS-5102 for the treatment of LID, in addition to costs associated with the ongoing open-label safety study which decreased slightly from the prior quarter. The decrease was offset in part by increased efforts related to pre-commercial manufacturing activities in preparation for the commercialization of ADS-5102 for the treatment of LID, if approved, in addition to increased expenses related to clinical work associated with ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $0.8 million compared to $0.7 million for the three months ended March 31, 2017 and 2016, respectively.
General and administrative expenses, net
General and administrative expenses, net, increased by $2.5 million, or 38%, to $9.1 million for the three months ended March 31, 2017 from $6.6 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercialization of ADS-5102 for the treatment of LID, pending regulatory approval, including an increase in headcount-related expenses and commercial activities. General and administrative expenses also included stock-based compensation expense of $2.1 million compared to $1.9 million for the three months ended March 31, 2017 and 2016, respectively.
Interest and other income, net
Interest and other income, net, was essentially unchanged at $0.2 million for the three months ended March 31, 2017 and 2016. Net interest income is primarily due to interest income earned on investments.
Liquidity, capital resources and plan of operation
We have funded our operations primarily through $160.0 million of payments received pursuant to our license agreement with Allergan, $88.2 million sales of convertible preferred stock and warrants, and $114.1 million pursuant to sales of our common stock. In April 2014, we completed our IPO and raised net proceeds of $42.6 million, including the underwriters’ partial exercise of their option to purchase additional shares. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we were able to, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million, which was terminated in November 2016. During the term of the agreement we issued 509,741 shares of common stock and raised net proceeds of $9.7 million. On January 6, 2016, we completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs.
We have not generated any revenue from the sale of products. We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011. Although we recognized a profit and positive cash flow in 2014, 2013, and 2012 as a result of payments received pursuant to our license agreement with Allergan, we received our final milestone payment from Allergan in December 2014. We do not currently receive any royalties from Allergan, nor do we have other license agreements or collaborations from which we might expect milestone or royalty revenue. Consequently, we expect to continue to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $122.2 million as of March 31, 2017, compared to $135.9 million at December 31, 2016.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(13,936)	$(12,502)
Investing activities	10,444	15,611
Financing activities	675	62,193
Net decrease in cash and cash equivalents	$(2,817)	$65,302
Net cash used in operating activities was $13.9 million for the three months ended March 31, 2017 compared to $12.5 million for the same period in the prior year. Net loss of $16.0 million for the three months ended March 31, 2017 included net non-cash adjustments of $3.4 million, which consisted primarily of stock-based compensation of $2.9 million. Net loss of $13.8 million for the three months ended March 31, 2016 included non-cash adjustments of $2.9 million, primarily related to $2.6 million in stock-based compensation. The primary use of cash for the three months ended March 31, 2017 was to fund activities in support of the NDA and pre-commercial activities in preparation for the commercialization for ADS-5102 for the treatment of LID, if approved.
Net cash provided by investing activities was $10.4 million for the three months ended March 31, 2017, compared to net cash provided by investing activities of $15.6 million for the same period in the prior year. Net cash provided by investing activities for the three months ended March 31, 2017 was a result of $10.8 million in net maturities of available-for-sale securities, offset by $0.4 million in purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2016 was a result of $16.1 million in maturities of available-for-sale securities, offset by $0.5 million in purchases of property and equipment.
Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2017, compared to $62.2 million for the three months ended March 31, 2016. In the period ended March 31, 2017, we received cash proceeds of $0.7 million related to the exercise of stock options. In the three months ended March 31, 2016, we received $61.8 million, inclusive of $0.2 million of offering costs recorded in accounts payable, related to the sale of common stock under a follow-on public offering, coupled with $0.2 million related to the exercise of stock options.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future contractual obligations at March 31, 2017, were not materially different than at December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2017, we had cash, cash equivalents, and investments of $122.2 million, compared to $135.9 million at December 31, 2016, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a one percentage point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Litigation in “Note 6 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements (unaudited),” which information is incorporated by reference here.
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
We have invested a significant portion of our efforts and financial resources into the development and potential commercialization of our product candidates, including ADS-5102, an oral once daily extended-release version of the FDA-approved drug amantadine, for the treatment of levodopa-induced dyskinesia (“LID”), for the treatment of walking impairment in patients with multiple sclerosis, and potentially other indications, as well as ADS-4101 for the treatment of partial onset seizures in epilepsy. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and eventual commercialization of ADS-5102 and these other product candidates. The success of our product candidates will depend on numerous factors, including:

•	successfully completing the development program for ADS-5102 and other product candidates in a timely manner;

•	receiving marketing approval for ADS-5102 and other product candidates from the FDA in a timely manner;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	commercializing ADS-5102 and other product candidates, if approved, including marketing, sales, and distribution of the product independently or in partnership with another company;

•	acceptance by the medical community and patients of the approved product;

•	the pricing and placement of ADS-5102 on payers’ formulary tiers and the reimbursement rates established for the approved products;

•	effectively competing with other approved or used medicines;

•	continued demonstration of an acceptable safety profile of the approved products following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
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
We have only a limited commercial infrastructure and have limited experience in the commercialization, sale, marketing, or distribution of pharmaceutical products, like ADS-5102, if approved. To achieve commercial success for any approved product, including ADS-5102, we must either develop a sales and marketing organization or outsource these functions to third parties. We expect that the primary focus of our commercialization efforts will be in the United

States. We intend to commercialize ADS-5102 through use of a contract sales organization (“CSO”), and our other product candidates through use of our own sales force, a CSO, or through partnership agreements with a pharmaceutical company. Commercialization of ADS-5102 and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.
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
There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, distribution, marketing, and sale. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product, the clinical setting in which it is used, and generic competitor availability, and may be based on initial payments for generic competitors or payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private third-party payers and by any future relaxation of laws that currently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, private third-party payers often rely upon Medicare coverage and reimbursement policies and payment limitations in setting their own coverage and reimbursement policies. Our inability to promptly obtain coverage, reimbursement, and profitable payment rates from both government funded and private third-party payers for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
The development and commercialization of new pharmaceutical products is highly competitive. We face competition with respect to our current product candidates, including ADS-5102, and will face competition with respect to any future products that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, ADS-5102, if approved for the treatment of LID, may face competition from various drugs approved for treatment of Parkinson’s disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB, Inc.), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Rytary (Impax), Duopa (AbbVie), Xadago (safinamide) (Newron Pharmaceuticals S.p.A.) and immediate-release amantadine. ADS-5102 may also face competition from drugs currently in development for LID from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Pharmaceuticals Corp., or Osmotica, Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. Other products in late stage development for Parkinson’s disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Bial-Portela CSA, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.
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
The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon receipt of the paragraph IV notice, the owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. The discovery, trial, and appeals process in such suits can take several years. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. This type of litigation is often time-consuming and costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. Such litigation has been commenced by Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”) and us to enforce certain patents related to Namenda XR® and Namzaric®. See Litigation in “Note 6 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements (unaudited)” for more information.
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
Our product candidates, including ADS-5102, include extended-release versions of existing drugs. The manufacture of extended-release versions of drugs is more complex than the manufacture of the immediate-release v ersions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to ADS-5102 or our future product candidates, our business, financial results, or stock price could be adversely affected.
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

•
our third-party vendors, including our Contract Research Organizations (“CROs”) may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

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
Our product candidate, ADS-5102, along with our other earlier stage product candidates, are still in clinical or preclinical development. The risk of failure during development is high. It is impossible to predict when or if any of our product candidates will demonstrate safety and efficacy sufficient to warrant regulatory approval. Although the safety profile of amantadine, the active pharmaceutical ingredient in ADS-5102, is already characterized in the approved label for amantadine (i.e., Symmetrel®), there can be no assurance that our Phase 3 program for ADS-5102 for the treatment of LID, our program for ADS-5102 for walking impairment associated with multiple sclerosis or future studies in other indications, will not reveal additional safety or tolerability issues. In such an event, we might need to delay or abandon development and potential approval of ADS-5102 entirely or for certain indications. If we are forced to delay or abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.
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
While we are a clinical-stage pharmaceutical company and do not currently market any products, if approved, we expect to commercialize ADS-5102 in 2017. The completion of the development and the potential commercialization of our product candidates, including ADS-5102, should they receive approval, will require substantial funds. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. As of March 31, 2017, we had approximately $122.2 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
We have financed our operations primarily through proceeds from our license agreement with Allergan, public and private equity offerings, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including ADS-5102 for the treatment of LID in patients with Parkinson’s disease. We anticipate that our cash requirements will increase substantially as we:

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
Under the license agreement, we are reliant on Allergan to commercialize Namenda XR® and Namzaric® and in that capacity Allergan has the discretion to:

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
We and Allergan are currently involved in ANDA litigation to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namenda XR® and Namzaric® to the market. See Litigation in “Note 6 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements (unaudited)”. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:

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
We expect to expand our development and sales and marketing capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of March 31, 2017, we had 73 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our internal computer systems, or those of our CROs, CMOs, CSO, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.
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
In support of our anticipated growth and future commercial-stage operations, we intend to select and implement a number of company-wide information systems, including adding new functionality to our enterprise resource planning (“ERP”), and other similar systems. Many of these systems are complex and their successful and timely implementation is not assured, requires significant capital expenditures, and can be disruptive to our business operations. We recently implemented a new ERP system in addition to a new human resource information system (“HRIS”). These projects required and may continue to require investment of capital and human resources and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP and HRIS system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business, or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
Risks related to government regulation
The regulatory approval process is expensive, time consuming, and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.
The research, development, manufacturing, quality control, labeling, approval, safety, effectiveness, storage, record keeping, reporting, selling, import, export, advertising, promotion, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, and by regulatory authorities in other countries, with different regulations from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States or other countries until we receive FDA approval of an NDA. We have not received marketing approval for any of our product candidates. Obtaining approval of an NDA or analogous marketing authorization outside of the United States can be a lengthy, expensive, and uncertain process.
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
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the PPACA was passed, which has substantially changed how healthcare is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. Details of changes under the PPACA are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2016 Annual Report on Form 10-K.
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
Our ability to commercialize our products successfully, and to attract commercialization partners for our products, will depend in significant part on the availability of adequate financial coverage and reimbursement from third party payers, including, in the U.S., governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Details of these considerations are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2016 Annual Report on Form 10-K.
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
The PPACA made significant changes to the Medicaid Drug Rebate program, as discussed under the heading “Other healthcare regulations” in Part I, Item 1, of our 2016 Annual Report on Form 10-K. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the PPACA. These regulations became effective on April 1, 2016. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may increase our costs and the complexity of compliance and could have a material adverse effect on our results of operations if we participate in the Medicaid Drug Rebate Program if and when we successfully commercialize any of our product candidates.
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

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. HIPAA also imposes obligations on certain entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, also governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

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
Similar to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU member states both before and after grant of the manufacturing and Marketing Authorizations. This includes control of compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with cGMP. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant Marketing Authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.
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
The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the United States Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights is highly uncertain.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.
ITEM 6.  EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	May 9, 2017	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2017	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed/Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1	2017 Executive Cash Bonus Award Program.	8-K	001-36399	10.1	4/5/2017

10.2	Amended and Restated Adamas Pharmaceuticals, Inc. Executive Severance Plan.					X

10.3	2017 compensation actions with respect to the CEO and CFO	8-K	001-36399	Item 5.02	2/27/2017

10.4	2016 Inducement Plan	S-8	333-216313	99.5	2/28/2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
X

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