Form 10-Q
period 2017-06-30
Adamas Pharmaceuticals Inc
filed 2017-08-08
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2017 was 22,514,076.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$33,618	$23,735
Available-for-sale securities	94,725	89,917
Accounts receivable	34	794
Prepaid expenses and other current assets	1,814	2,541
Total current assets	130,191	116,987
Property and equipment, net	3,107	3,156
Available-for-sale securities, non-current	16,586	22,292
Other assets	38	38
Total assets	$149,922	$142,473
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,385	$3,589
Accrued liabilities	6,396	5,867
Other current liabilities	268	287
Total current liabilities	11,049	9,743
Long-term debt	33,768	—
Other non-current liabilities	1,201	547
Total liabilities	46,018	10,290
Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 22,462,838 and 22,013,644 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	263,042	254,558
Accumulated other comprehensive loss	(183)	(193)
Accumulated deficit	(158,982)	(122,209)
Total stockholders’ equity	103,904	132,183
Total liabilities and stockholders’ equity	$149,922	$142,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$2	$222	$2	$397
Operating expenses
Research and development	7,176	9,224	14,264	16,746
General and administrative, net	13,115	8,058	22,259	14,699
Total operating expenses	20,291	17,282	36,523	31,445
Loss from operations	(20,289)	(17,060)	(36,521)	(31,048)
Interest and other income, net	222	184	426	344
Interest expense	(729)	—	(729)	—
Loss before income taxes	(20,796)	(16,876)	(36,824)	(30,704)
Benefit for income taxes	(51)	—	(51)	—
Net loss	$(20,745)	$(16,876)	$(36,773)	$(30,704)
Net loss per share, basic and diluted	$(0.93)	$(0.78)	$(1.65)	$(1.43)
Weighted average shares used in computing net loss per share, basic and diluted	22,392	21,650	22,300	21,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(20,745)	$(16,876)	$(36,773)	$(30,704)
Unrealized gain (loss) on available-for-sale securities	(17)	21	10	190
Comprehensive loss	$(20,762)	$(16,855)	$(36,763)	$(30,514)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(36,773)	$(30,704)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	572	328
Stock-based compensation	6,649	5,184
Non-cash interest expense	729	—
Net accretion of discounts and amortization of premiums of available-for-sale securities	(71)	407
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(50)	226
Prepaid expenses and other assets	730	(1,227)
Accounts receivable	760	424
Accounts payable	509	1,525
Accrued liabilities and other liabilities	325	(674)
Net cash used in operating activities	(26,620)	(24,511)
Cash flows from investing activities
Purchases of property and equipment	(621)	(1,244)
Purchases of available-for-sale securities	(40,071)	—
Maturities of available-for-sale securities	41,100	37,653
Net cash provided by investing activities	408	36,409
Cash flows from financing activities
Proceeds from issuance of long-term debt	34,600	—
Proceeds from public offerings, net of offering costs	—	61,822
Payment of debt issuance costs	(136)	—
Proceeds from issuance of common stock upon exercise of stock options	1,201	2,122
Proceeds from employee stock purchase plan	430	326
Net cash provided by financing activities	36,095	64,270
Net increase in cash and cash equivalents	9,883	76,168
Cash and cash equivalents at beginning of period	23,735	33,104
Cash and cash equivalents at end of period	$33,618	$109,272
Supplemental disclosure of noncash investing and financing activities
Debt issuance costs in accounts payable and accrued expense	$460	$—
Purchases of property and equipment in accounts payable and accrued expense	$51	$267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) discovers and develops new medicines to treat chronic neurologic disorders. The Company’s portfolio includes:
ADS-5102: a high-dose amantadine therapy taken once-daily at bedtime.
ADS-5102 for Levodopa-Induced Dyskinesia in Patients with Parkinson’s Disease
A New Drug Application (“NDA”) for the treatment of levodopa-induced dyskinesia (LID) in patients with Parkinson’s disease is under review by the Food and Drug Administration (“FDA”) with a Prescription Drug User Fee Act (“PDUFA”) date, or deadline by which the FDA must review the NDA, of August 24, 2017. Levodopa-induced dyskinesia is a form of dyskinesia (abnormality or impairment of voluntary movement) associated with levodopa therapy, a drug used to treat Parkinson’s disease. If approved, the Company plans to initiate access to ADS-5102 for patients in 2017 and execute a full launch of the medicine via the deployment of sales representatives with marketing and promotional support in January 2018.
ADS-5102 for Multiple Sclerosis Walking Impairment
The Company completed a Phase 2, 4-week proof-of-concept study designed to evaluate ADS-5102 in patients with multiple sclerosis (MS) who have walking impairment, with plans to initiate a Phase 3 study in Q1 2018.
ADS-4101: an investigational high-dose lacosamide to be taken once-daily at bedtime.
ADS-4101 for Partial Onset Seizures in Patients with Epilepsy
Lacosamide is an anti-epilepsy active ingredient previously approved by the FDA and currently marketed by UCB SA/NV as VIMPAT® (lacosamide). The Company is currently conducting a multi-dose Phase 1b study designed to evaluate the tolerability and pharmacokinetic profile of three ascending doses of ADS-4101 (up to 600 mg/day) taken once-daily at bedtime compared to ascending doses of twice daily VIMPAT tablets in 24 healthy volunteers.
Namzaric® (memantine hydrochloride extended-release and donepezil hydrochloride) capsules and Namenda XR® (memantine hydrochloride) extended-release capsules.
These two commercially available medicines currently marketed by Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”) in the United States for the treatment of moderate to severe Alzheimer’s disease. The Company is eligible to receive royalties on net sales of Namenda XR® and Namzaric® beginning in June of 2018 and May of 2020, respectively.
The Company was incorporated in the State of Delaware on November 15, 2000, and operates as one segment. The Company’s headquarters and operations are located in Emeryville, California.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the Company believes are necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2016 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other future period and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities including short-term and long-term classification, embedded derivatives, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.
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
Based upon the current status of, and plans for, its product development and commercialization, the Company believes that the existing cash, cash equivalents, and investments of $144.9 million as of June 30, 2017 will be adequate to satisfy the Company’s capital needs through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or license agreements generate sufficient revenue to offset expenses. While the Company had net income during 2014, 2013, and 2012, it has not generated any commercial revenue from sales of its products. Under its license agreement with Allergan, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for net sales of Namzaric® until mid-2020 and Namenda XR® until mid-2018. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.
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
For revenue agreements with multiple-element arrangements, the Company allocates revenue to each non-contingent element based on the relative-selling-price of each element in an arrangement. When applying the relative-

selling-price method, the Company determines the selling price for each deliverable using the following estimation hierarchy: (i) vendor-specific objective evidence of fair value of the deliverable, if it exists, (ii) third-party evidence of selling price, if vendor-specific objective evidence is not available, or (iii) the vendor’s best estimate of selling price, if neither vendor-specific nor third-party evidence is available. Revenue allocated is then recognized when the four basic revenue recognition criteria, mentioned above, are met for each element.
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
Amounts related to research and development funding and full-time equivalent employees assigned to the license agreement are recognized as the related services or activities are performed, in accordance with the contract terms.
Accounts Receivable
The Company’s accounts receivable balance consists of amounts due from Allergan, in accordance with the contract terms of the license agreement, for research and development funding and full-time equivalent employees assigned to the Allergan license agreement, as well as for reimbursement of external costs, recorded as contra-expense, associated with supporting prosecution and litigation of intellectual property rights.
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
Long-Term Debt
Long-term debt consists of the Company’s loan agreement with HealthCare Royalty Partners (“HCRP”). The Company accounted for the loan agreement as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs have been recorded as a debt discount in the Company’s consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the loan using the effective interest rate method. The Company must make certain assumptions and estimates, including future royalties and net product sales, in determining the expected repayment term and amortization period of the debt discount, as well as the classification between current and long-term portions. The Company periodically assesses these assumptions and estimates, and adjusts the liabilities accordingly.
Embedded Derivatives Related to Debt Instruments
Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Under the Company’s loan agreement with HCRP, upon the occurrence of a default or a change in control, the Company may be required to make mandatory prepayments of the borrowings. The prepayment premium is considered an embedded derivative, as the holder of the loans may exercise the option to require prepayment by the Company. Further, in the event of a regulatory change that results in a material adverse effect on HCRP’s rate of return, the Company shall pay directly to HCRP an amount that compensates HCRP for such reduction. The embedded derivative is presented as a component of other non-current liabilities. The Company will remeasure the embedded derivatives each reporting period and report changes in the estimated fair value as gains or losses in interest and other income, net, in the condensed consolidated statement of operations.
Basic and Diluted Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three and six months ended June 30, 2017, approximately 6,107,000 and 5,899,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2016, approximately 5,714,000 and 5,542,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.
Stock-Based Compensation
The Company accounts for stock-based compensation of stock options granted to employees and directors and for employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model. The Company accounts for stock-based compensation of restricted stock units granted to employees based on the closing price of the Company’s common stock on the date of grant. The fair value of stock-based awards is recognized and amortized over the applicable vesting period. All stock options awarded to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. Stock options granted to non-employees are subject to periodic revaluation at each reporting date as the underlying equity instruments vest.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting. The new guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$19,960	$19,960		$—
Corporate debt	43,120	—	43,120	—
U.S. Treasury notes	68,191	—	68,191	—
Total assets measured at fair value	$131,271	$19,960	$111,311	$—
Liabilities:
Embedded derivative liability	$764	$—	$—	$764
Total liabilities measured at fair value	$764	$—	$—	$764

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$192	$192	$—	$—
Corporate debt	51,233	—	51,233	—
U.S. Treasury notes	60,976	—	60,976	—
Total assets measured at fair value	$112,401	$192	$112,209	$—
Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
Corporate debt and U.S. Treasury notes are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The Company classified an embedded derivative related to the Royalty-Backed Loan as a Level 3 liability.
The fair value of the embedded derivative as a result of a change in control was calculated using a probability-weighted discounted cash flow model. The model used in valuing this embedded derivative requires the use of significant estimates and assumptions including but not limited to: 1) expected cash flows the Company expects to receive on U.S. net sales of ADS-5102 and on royalties from Allergan on U.S. net sales of Namzaric®; 2) the Company’s risk adjusted discount rates; 3) the probability of FDA approval and receipt of Orphan Drug exclusivity for ADS-5102 for the treatment of LID; and 4) the probability of a change in control occurring during the term of the note based on the percentage of similar companies that were acquired over the previous five year period. Changes in the estimated fair value of the bifurcated embedded derivative are reported as gains or losses in interest and other income, net, in the condensed consolidated statement of operations. In the periods presented, the embedded derivative value as a result of an event of default and the value as a result of increased costs due to a regulatory change are both not material, but could become material in future periods if a specified event of default or regulatory change became more probable than is currently estimated. See Note 7 “Long-Term Debt,” for further description.
There were no transfers between any of the levels of the fair value hierarchy during the three and six months ended June 30, 2017.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Corporate debt	$43,185	$1	$(66)	$43,120
U.S. Treasury notes	68,309	—	(118)	68,191
Total	$111,494	$1	$(184)	$111,311
Reported as:
Short-term investments	$94,891	$1	$(167)	$94,725
Long-term investments	16,603	—	(17)	16,586
Total	$111,494	$1	$(184)	$111,311

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Corporate debt	$51,354	$—	$(121)	$51,233
U.S. Treasury notes	61,048	5	(77)	60,976
Total	$112,402	$5	$(198)	$112,209
Reported as:
Short-term investments	$90,050	$1	$(134)	$89,917
Long-term investments	22,352	4	(64)	22,292
Total	$112,402	$5	$(198)	$112,209
Short-term and long-term investments include accrued interest of $0.4 million and $0.1 million, respectively, as of June 30, 2017. Short-term and long-term investments includes accrued interest of $0.3 million and $0.1 million, respectively, as of December 31, 2016. The Company has not incurred any realized gains or losses on investments for the three and six months ended June 30, 2017 and 2016. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 15 months as of June 30, 2017.
5.     LICENSE AGREEMENTS
In November 2012, the Company granted Allergan an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric® and Namenda XR® for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. For the six months ended June 30, 2017 and 2016, reimbursed expenses amounting to zero and $1.2 million, respectively, are reflected as a reduction to general and administrative, net. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric® and Namenda XR®.
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
As of June 30, 2017, future minimum lease payments under the non-cancelable facility operating lease were as follows (in thousands):

June 30, 2017
2017 (remaining)	$307
2018	634
2019	653
2020	224
2021	—
Thereafter	—
Total	$1,818
Purchase Commitments
The Company enters into contracts in the normal course of business that include, among others, arrangements with CROs for clinical trials, vendors for pre-clinical research, and vendors for manufacturing. These contracts generally provide for termination upon notice, and therefore the Company believes that its obligations under these agreements are not material.

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
Litigation and Other Legal Proceedings
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
As of the date of this filing, several companies have submitted Abbreviated New Drug Applications, or ANDAs, including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namenda XR®, on which the Company is entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR®, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR®. The Company, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies. The Company and Forest will continue to enforce the patents associated with Namenda XR®.
The Company and Forest have entered into a series of settlement agreements with all Namenda XR® ANDA filers, except for one recent ANDA filer. Entry dates for generic Namenda XR® are governed by the settlement agreements in that action. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namenda XR® is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR® beginning on January 31, 2021.
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
On June 2, 2017, the Company and Forest filed a lawsuit against the remaining ANDA filer in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namenda XR® that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). This action is ongoing and in a very early stage.
On July 24, 2017, an ANDA filer that previously entered into a settlement agreement with Forrest and Adamas filed a complaint against the Company and Forest in the Court of Chancery of the State of Delaware alleging that Forest and the Company breached the license agreement and settlement agreement entered into with that filer to settle the litigation related to its ANDA referencing Namenda XR® as the reference listed drug. This action is ongoing and in a very early stage.

Additionally, as of the date of this filing, a number of companies have submitted ANDAs including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namzaric®, on which the Company is entitled to receive royalties from Forest beginning in May 2020. The Company and Forest have filed lawsuits alleging infringement of the relevant patents against Namzaric® ANDA filers, who are seeking to launch generic versions of Namzaric®, in the same court as heard the Namenda XR® litigation. As of the date of this filing, the Company and Forest have settled with all but one of the ANDA filers, including all first filers on all the available dosage forms of Namzaric®. Entry dates for generic Namzaric® are governed by the settlement agreements in those actions. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namzaric® is January 1, 2025 or in the alternative, an option to launch an authorized generic version of Namzaric® beginning on January 1, 2026. The Company and Forest intend to continue to enforce the patents associated with Namzaric®.
On June 2, 2017, the Company and Forest filed a lawsuit against the remaining ANDA filer in the U.S. District Court for the District of Delaware for infringement of certain patents based on its filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namzaric® that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). This action is ongoing and in a very early stage.
On April 20, 2017, an opposition was filed against Adamas’ European Patent EP 2 506 709 B1, which relates to extended-release compositions comprising amantadine or a pharmaceutically acceptable salt thereof. On May 26, 2017, the Company received a Communication of Notices of Opposition (R. 79(1) EPC) from the European Patent Office that requested the Company file its observations in response to the opposition within a period of four months from May 26, 2017. The Company intends to continue to challenge this opposition.
From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, the Company is not currently party to any material legal proceedings.
7.     LONG-TERM DEBT
Royalty-Backed Loan Agreement
In May 2017, the Company, through a new wholly-owned subsidiary, Adamas Pharma, LLC, entered into a Royalty-Backed Loan with HCRP, whereby the Company borrowed $35.0 million and has the right to receive an additional $65.0 million upon FDA approval and receipt of Orphan Drug exclusivity of ADS-5102 (amantadine) extended-release capsules for the treatment of LID in patients with Parkinson’s disease if achieved prior to a specified date. Principal and interest will be payable quarterly from the proceeds of a 12.5% royalty on U.S. net sales of ADS-5102 and up to $15.0 million of the Company’s annual royalties from Allergan on U.S. net sales of Namzaric® starting in May 2020, pursuant to the Company’s license agreement with Allergan. The royalty rate on net sales of ADS-5102 will drop to 6.25% after the principal amount of the loan has been repaid in full, until the Company has made total payments of 200% of the funded amounts. The Company may elect to voluntarily prepay the loan at any time in which case the amount due will be 200% of the funded amounts, less total payments made to date. Royalty rates are subject to increase to 17.5% and 22.5% if total principal and interest payments have not reached minimum specified levels at measurement dates on December 2021 and December 2022, respectively. Under the terms of the loan, HCRP has recourse to Adamas Pharma, LLC, not the Company. The loan agreement matures in December 2026 but as the repayment of the loan amount is contingent upon the sales volumes of ADS-5102 and royalties from Allergan, the repayment term may be shortened depending on the actual sales of ADS-5102 and actual royalties received from Allergan.
The loans bear interest at an annual rate of 11% on the outstanding principal amount and includes an interest-only period until the interest payment date following the ninth full calendar quarter after the earlier of the $65.0 million additional loan or October 2018. To the extent that royalties are insufficient to pay interest in full, any unpaid portion of the quarterly interest payment will be added to the principal amount of the loans. For the three months ended June 30, 2017, accrued interest in the amount of $0.7 million was added to the principal balance of the loan.
In connection with the Royalty-Backed Loan, the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $0.7 million for the three months ended June 30, 2017. The effective interest rate on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount was 16.6%.
The assumptions used in determining the expected repayment term of the loan and amortization period of the debt discount require that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.
The Company may be required to make mandatory prepayments of the borrowings under the Royalty-Backed Loan, subject to specified prepayment trigger events, including: (1) the occurrence of any event of default or (2) the occurrence of a change in control. Upon the prepayment of all or any of the outstanding principal balance, the Company shall pay in addition to such prepayment, a prepayment premium. As the holder of the loans may exercise the option to require prepayment by the Company, the prepayment premium is considered to be an embedded derivative which is required to be bifurcated from its host contract and accounted for as a separate financial instrument. The embedded derivative is presented together with the debt instrument and the related debt discount on a combined basis. The valuation of the embedded derivative is described further in Note 3.
Long-term debt and unamortized debt discount balances are as follows (in thousands):

June 30, 2017
Loans payable, gross	$35,000
Less: Unamortized debt discount and issuance costs	(1,888)
Plus: Unpaid portion of quarterly interest payment	656
Carrying value of loans payable	33,768
Less: Current portion of long-term debt	—
Non-current portion of long-term debt	$33,768
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of June 30, 2017. The estimated fair value was calculated in the same manner as the valuation of the embedded derivative as described further in Note 3.
There are no contractual minimum principal payments due until the loan matures in December 2026 as the repayment of the loan amount is contingent upon the sales volumes of ADS-5102 and royalties from Allergan.
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

Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	June 30, 2017	December 31, 2016
Common stock awards issued and outstanding	6,130,397	5,483,557
Authorized for future issuance under 2014 Equity Incentive Plan	1,623,483	1,576,926
Authorized for future issuance under 2016 Inducement Plan	556,562	334,062
Employee stock purchase plan	718,210	532,849
Total	9,028,652	7,927,394
Sales Agreement
In May 2017, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may, from time to time, issue and sell at its option, shares of the Company’s common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering (“ATM Offering”). Sales of the common stock, if any, will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on November 21, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement and the Company will pay Cowen a commission of up to 3% of the gross proceeds. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary.
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of June 30, 2017, no shares have been sold under the Sales Agreement.
9.     STOCK-BASED COMPENSATION
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

Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development:
Employees	$849	$691	$1,624	$1,276
Non-employee consultants	46	40	92	122
General and administrative:
Employees	2,870	1,877	4,921	3,710
Non-employee consultants	—	23	12	76
Total expense	$3,765	$2,631	$6,649	$5,184

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
Overview
At Adamas, we believe in the power and the promise of medicines derived from a deep understanding of time-dependent biology. All biological processes, including the body’s responses to disease and drug interventions, are governed by complex timing patterns. When the timing of disease and drug responses are out of sync, patient outcomes can be compromised.
Our expertise lies in uncovering and mapping the relationship between disease and drug activity timing patterns. From there, we strive to create medicines with therapeutic profiles that match the pattern of disease to drive a significant and durable clinical effect. As a result, our medicines are designed to provide patients with what they need, when they need it-the right level of drug at the right place and time to enhance efficacy-and then lower levels of drug when they don’t need it. Our goal is to develop medicines that are timed for the benefit of patients.
A unique understanding of time-dependent biological processes informs our every innovation, targeting advancement in treatment of chronic neurologic disorders. Our portfolio includes:
ADS-5102: ADS-5102 is a high-dose, extended-release amantadine capsule taken once daily at bedtime.
ADS-5102 for Levodopa-Induced Dyskinesia in Patients with Parkinson’s Disease
Parkinson’s disease is a chronic neurodegenerative disorder affecting close to 1 million people in the United States. Levodopa, which replaces lost dopamine, is considered the “gold standard” and the most effective therapy for Parkinson’s disease. Over time, people with Parkinson’s disease require increasingly higher or more frequent doses of levodopa in order to avoid recurrent periods of OFF time - characterized by slowness of movement, rigidity, impaired walking, tremor, and postural instability - when the underlying symptoms of Parkinson’s disease return. As Parkinson’s disease progresses, nearly all people on levodopa therapy will also experience levodopa-induced dyskinesia, which is characterized by involuntary movements that are non-rhythmic, purposeless, and unpredictable.
In a robust clinical program consisting of three randomized placebo-controlled studies and a two-year, ongoing, open label safety study, ADS-5102 demonstrated a durable reduction in both dyskinesia and OFF time in people with Parkinson’s disease.
A new drug application (NDA) for ADS-5102 for the treatment of levodopa-induced dyskinesia in patients with Parkinson’s disease is under review by the FDA with a Prescription Drug User Fee Act (PDUFA) action date of August 24, 2017.
If approved, ADS-5102 has the potential to be the first and only FDA-approved medicine for the treatment of levodopa-induced dyskinesia (LID) in patients with Parkinson’s disease. In that event, we are planning to initiate access to ADS-5102 for patients in 2017, and execute a full launch of the medicine via the deployment of sales representatives with marketing and promotional support in January 2018.
ADS-5102 for Multiple Sclerosis Walking Impairment
We completed a Phase 2, 4-week proof-of-concept study designed to evaluate ADS-5102 in patients with multiple sclerosis who have walking impairment. A significant benefit in walking speed was observed versus placebo on both mean value and the proportion of participants with a clinically significant ≥20% improvement. The results for timed-up-and-go (TUG) and 2-minute walking test (2MWT) also suggested benefit on other aspects of mobility and walking. We plan to initiate a Phase 3 study in this indication in Q1 2018.

ADS-4101: ADS-4101 is an investigational high-dose, modified-release lacosamide capsule, taken once-daily at bedtime.
ADS-4101 for Partial Onset Seizures in Patients with Epilepsy
Lacosamide is an anti-epilepsy active ingredient previously approved by the FDA and currently marketed by UCB SA/NV as VIMPAT® (lacosamide). ADS-4101 was designed to temper the initial rate-of-rise in lacosamide concentrations, potentially improving the adverse event profile and dose limitations due to dizziness following administration of VIMPAT. The slow initial rise may enable a higher once-daily dose at bedtime, which results in a higher daytime concentration that may be more effective for patients than VIMPAT.
The data from a Phase 1 study of 24 healthy volunteers showed that a single 400 mg dose of ADS-4101 has improved tolerability compared to the equivalent dose of VIMPAT (lacosamide) immediate-release (IR) tablets. The data also demonstrated that ADS-4101 exhibited the desired pharmacokinetic properties, namely a reduced initial rate-of-rise of lacosamide concentration and prolonged time to maximum drug concentration (Tmax) appropriate for bedtime dosing.
We are currently conducting a multi-dose Phase 1b study designed to evaluate the tolerability and pharmacokinetic profile of three ascending doses of ADS-4101 (up to 600 mg/day) taken once-daily at bedtime compared to ascending doses of twice daily VIMPAT tablets in 24 healthy volunteers. We expect to announce topline data for the Phase 1b trial in the third quarter of 2017.
Namzaric® (memantine hydrochloride extended-release and donepezil hydrochloride) capsules and Namenda XR® (memantine hydrochloride) extended-release capsules.
These two commercially available medicines are currently marketed by Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”), in the United States for the treatment of moderate to severe Alzheimer's disease. We are eligible to receive royalties on sales of Namenda XR® and Namzaric® beginning in June of 2018 and May of 2020, respectively.
Financial operations overview
Summary
Our revenue to date has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Allergan. We have not generated any commercial product revenue. As of June 30, 2017, we had an accumulated deficit of $159.0 million. Although we reported net income in each of the years ended December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Allergan. There are no further milestone payments to be earned under our license agreement with Allergan. We incurred significant losses in the six months ended June 30, 2017, in 2016, 2015, and prior to 2012, and expect to continue to incur significant losses as we advance our product candidates into later stages of development and, if approved, commercialization.
We plan to commercialize ADS-5102 for LID, if approved, and potentially other wholly-owned product candidates by developing a commercial organization, including either our own sales force or a contract sales organization, targeting neurologists and movement disorder specialists in the United States, or possibly through partnership agreements with pharmaceutical companies. Consequently, we expect general and administrative expenses to increase as we approach a potential product commercialization of ADS-5102 for LID currently contemplated to be initiated later in 2017. In addition, we expect to continue to incur significant research and development expenses as we continue to advance our product candidates through clinical development. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve or maintain profitability.
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
Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and offering expenses. In connection with the completion of our IPO, all convertible preferred stock converted into common stock. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we were able to issue and sell shares of common stock having an aggregate offering value of up to $25.0 million, which was terminated in November 2016. During the term of the agreement, we issued 509,741 shares of common stock and raised net proceeds of $9.7 million. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of June 30, 2017, no shares have been sold under the sales agreement. Also in May 2017, we entered into a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”), whereby we borrowed $35.0 million and have the right to receive an additional $65.0 million upon FDA approval and receipt of Orphan Drug exclusivity of ADS-5102 (amantadine) extended-release capsules for the treatment of LID in patients with Parkinson’s disease if achieved prior to a specified date.
As of June 30, 2017, we had cash, cash equivalents, and available-for-sale securities of $144.9 million.
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

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to establishment and validation of manufacturing capabilities for commercial supply, should approval be obtained;

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
ADS-5102	$4,864	$8,053	$(3,189)	$10,546	$14,237	$(3,691)
ADS-4101	1,924	—	1,924	2,976	—	2,976
Other research and development expenses	388	1,171	(783)	742	2,509	(1,767)
Total research and development expenses	$7,176	$9,224	$(2,048)	$14,264	$16,746	$(2,482)
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
General and administrative expenses, net
General and administrative expenses, net, consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, as well as increasingly the costs associated with establishing commercial capabilities in support of the potential commercialization of ADS-5102 for LID, reduced to a small degree by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our general and administrative expenses will increase significantly as we continue to establish our commercial capabilities and support our potential commercial-stage programs. If ADS-5102 is approved by the FDA, we plan to market and sell through our own sales force with support from a contract sales organization for certain functions, targeting neurologists and movement disorder specialists in the United States.
Interest and other income (expense), net
Interest and other income (expense), net, consists primarily of interest received on our investments.

Interest expense
Interest expense consists of accrued interest pursuant to our Royalty-Based Loan and amortization of debt issuance costs.
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Note 2 - Summary of Significant Accounting Policies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here, for changes to our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Results of operations
Comparison of the three and six months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2017	2016			2017	2016
Revenue	$2	$222	$(220)	(99)%	$2	$397	$(395)	(99)%
Research and development expenses	7,176	9,224	(2,048)	(22)%	14,264	16,746	(2,482)	(15)%
General and administrative expenses, net	13,115	8,058	5,057	63%	22,259	14,699	7,560	51%
Interest and other income, net	222	184	38	21%	426	344	82	24%
Interest expense	729	—	729	100%	729	—	729	100%
Revenue
Revenue for both the three and six months ended June 30, 2017 was $2,000, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2016. Revenue for all periods presented was primarily related to reimbursement of certain expenses as provided for in our license agreement with Allergan, as well as from government contracts.
Research and development expenses
Research and development expenses decreased by $2.0 million, or 22%, to $7.2 million for the three months ended June 30, 2017 from $9.2 million for the three months ended June 30, 2016. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of ADS-5102, due to the conclusion of two Phase 3 clinical trials assessing ADS-5102 for the treatment of LID, in addition to decreased costs associated with the ongoing open-label safety study and decreased volume of pre-commercial manufacturing activities. The decrease was offset in part by increased activity related to clinical work associated with ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $0.9 million compared to $0.7 million for the three months ended June 30, 2017 and 2016, respectively.
Research and development expenses decreased by $2.5 million, or 15%, to $14.3 million for the six months ended June 30, 2017 from $16.7 million for the six months ended June 30, 2016. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of ADS-5102, due to the conclusion of two Phase 3 clinical trials assessing ADS-5102 for the treatment of LID, in addition to costs associated with the ongoing open-label safety study which also decreased from the prior year. The decrease was offset by increased activity related to clinical work associated with ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $1.7 million compared to $1.4 million for the six months ended June 30, 2017 and 2016, respectively.
General and administrative expenses, net
General and administrative expenses, net, increased by $5.1 million, or 63%, to $13.1 million for the three months ended June 30, 2017 from $8.1 million for the three months ended June 30, 2016. The increase in general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercialization of ADS-5102 for the treatment of LID, pending regulatory approval, including an increase in headcount-related expenses and commercial activities. General and administrative expenses also included stock-based compensation expense of $2.9 million compared to $1.9 million for the three months ended June 30, 2017 and 2016, respectively.
General and administrative expenses, net, increased by $7.6 million, or 51%, to $22.3 million for the six months ended June 30, 2017 from $14.7 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercialization of ADS-5102 for the treatment of LID, pending regulatory approval, including an increase in headcount-related expenses and commercial activities. General and administrative expenses also included stock-based compensation expense of $4.9 million compared to $3.8 million for the six months ended June 30, 2017 and 2016, respectively.
Interest and other income, net
Interest and other income, net, was essentially unchanged at $0.2 million for the three months ended June 30, 2017 and 2016, and $0.4 million compared to $0.3 million for the six months ended June 30, 2017 and 2016, respectively. Net interest income is primarily due to interest income earned on investments.
Interest expense
The increase in interest expense to $0.7 million for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to the new Royalty-Backed Loan entered into in May 2017.
Liquidity, capital resources and plan of operation
We have funded our operations primarily through $160.0 million of payments received pursuant to our license agreement with Allergan, $88.2 million sales of convertible preferred stock and warrants, $114.1 million pursuant to sales of our common stock, and $35.0 million pursuant to our Royalty-Backed Loan with HCRP. In April 2014, we completed our IPO and raised net proceeds of $42.6 million, including the underwriters’ partial exercise of their option to purchase additional shares. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we were able to, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million, which was terminated in November 2016. During the term of the agreement we issued 509,741 shares of common stock and raised net proceeds of $9.7 million. In January 2016, we completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs. In May 2017, we entered into a Royalty-Backed Loan with HCRP, whereby we borrowed $35.0 million and have the right to receive an additional $65.0 million upon FDA approval and receipt of Orphan Drug exclusivity of ADS-5102 (amantadine) extended-release capsules for the treatment of LID in patients with Parkinson’s disease.

We have not generated any revenue from the sale of products. We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011. Although we recognized a profit and positive cash flow in 2014, 2013, and 2012 as a result of payments received pursuant to our license agreement with Allergan, we received our final milestone payment from Allergan in December 2014. We do not currently receive any royalties from Allergan, nor do we have other license agreements or collaborations from which we might expect milestone or royalty revenue. Consequently, we expect to continue to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $144.9 million as of June 30, 2017, compared to $135.9 million at December 31, 2016.
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
We expect to continue significant spending in connection with the development and commercialization of our product candidates, particularly for ADS-5102 for the treatment of LID, as well as other indications, and also for ADS-4101 for indications in epilepsy, for which Phase 3 clinical trials may be initiated in 2018. In order to continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(26,620)	$(24,511)
Investing activities	408	36,409
Financing activities	36,095	64,270
Net increase in cash and cash equivalents	$9,883	$76,168
Net cash used in operating activities was $26.6 million for the six months ended June 30, 2017 compared to $24.5 million for the same period in the prior year. Net loss of $36.8 million for the six months ended June 30, 2017 included net non-cash adjustments of $7.9 million, which consisted primarily of stock-based compensation of $6.6 million. Net loss of $30.7 million for the six months ended June 30, 2016 included non-cash adjustments of $5.9 million, primarily related to $5.2 million in stock-based compensation. The primary use of cash for the six months ended June 30, 2017 was to fund activities in support of the NDA and pre-commercial activities in preparation for the commercialization for ADS-5102 for the treatment of LID, if approved. Additionally, cash was used to fund development of ADS-4101 for indications in epilepsy.
Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2017, compared to $36.4 million for the same period in the prior year. In the six months ended June 30, 2017, we received $1.0 million as a result of net maturities of available-for-sale securities, offset by $0.6 million in purchases of property and equipment. In the six months ended June 30, 2016 we received $37.7 million as a result of maturities of available-for-sale securities, offset by $1.2 million in purchases of property and equipment.
Net cash provided by financing activities was $36.1 million for the six months ended June 30, 2017, compared to $64.3 million for the six months ended June 30, 2016. In the period ended June 30, 2017, we received net proceeds of $34.6 million from long-term debt and received cash proceeds of $1.6 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan. In the six months ended June 30, 2016, we received net cash proceeds of $61.8 million related to the sale of common stock under a follow-on public offering, coupled with $2.4 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future contractual obligations at June 30, 2017, were not materially different than at December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2017, we had cash, cash equivalents, and investments of $144.9 million, compared to $135.9 million at December 31, 2016, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a one percentage point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Litigation in “Note 6 - Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here.
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
We have invested a significant portion of our efforts and financial resources into the development and potential commercialization of our product candidates, including ADS-5102, an oral once daily extended-release version of the FDA-approved drug amantadine, for the treatment of levodopa-induced dyskinesia (“dyskinesia” or “LID”), for the treatment of walking impairment in patients with multiple sclerosis, and potentially other indications, as well as ADS-4101 for the treatment of partial onset seizures in epilepsy. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and commercialization of ADS-5102 and our other product candidates. The success of our product candidates will depend on numerous factors, including:

•	successfully completing the development program for ADS-5102 and other product candidates in a timely manner;

•	receiving marketing approval for ADS-5102 and other product candidates from the FDA in a timely manner;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	commercializing ADS-5102 and other product candidates, if approved, including marketing, sales, and distribution of the product independently or in partnership with another company;

•	acceptance by the medical community and patients of the approved product;

•	the pricing and placement of ADS-5102 on payers’ formulary tiers and the reimbursement rates established for the approved products;

•	effectively competing with other approved or used medicines and future compounds in development;

•	continued demonstration of an acceptable safety profile of the approved products following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If ADS-5102 for the treatment of LID fails to receive approval by regulatory authorities, our business will be adversely impacted and substantially harmed.
Our new drug application (“NDA”) for ADS-5102 for the treatment of LID in patients with Parkinson’s disease was accepted for filing by the FDA in January 2017 and has a Prescription Drug User Fee Act (“PDUFA”) date of August 24, 2017. We cannot give any assurance that our NDA for ADS-5102 for the treatment of LID will be approved by regulatory authorities and even if approved, the prescribing information may not reflect the clinical claims needed to successfully promote the product and we may be subject to post-marketing requirements or commitments. Although we have substantially completed the clinical trial program for ADS-5102 for the treatment of LID, except for the long-term open-label safety study of ADS-5102 for the treatment of LID, we do not know if the clinical package for ADS-5102 for the treatment of LID will adequately demonstrate sufficient safety and efficacy to the satisfaction of the FDA to achieve regulatory approval.
In addition, NDAs are complex, multipart documents that must meet strict regulatory requirements to be acceptable for regulatory approval. NDAs must include preclinical and clinical study data and chemistry, manufacturing, and controls data. Our contract manufacturer of ADS-5102 is subject to inspection for Good Manufacturing Practice compliance, our contract analytical testing facilities may be subject to pre-approval inspection for Good Laboratory Practice and data integrity, and our ADS-5102 LID clinical trial sites are subject to bioresearch monitoring inspections for Good Clinical Practice compliance and data integrity. Adverse inspectional findings at our contract manufacturer, at any of our contract analytical testing facilities, or at any of our clinical trial sites may lead to our receipt of a Complete Response Letter rather than NDA approval. Additionally, this is our first NDA that we have submitted. As a result, we do not know whether or not our NDA submission will meet the strict regulatory requirements for regulatory approval or will adequately demonstrate sufficient safety and efficacy to the satisfaction of the FDA to achieve regulatory approval. Failure to achieve regulatory approval for ADS-5102 for the treatment of LID would harm our business.
If we are unable to obtain orphan exclusivity for ADS-5102 for the treatment of LID, our business would be substantially harmed.
Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. Generally, if a drug product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is up to seven (7) years in the United States. Even though we have orphan drug designation for ADS-5102 for the treatment of LID, we may not receive orphan designation upon approval due to changes in our application or because we may not be the first to obtain marketing approval. If we do not receive orphan exclusivity at approval, we will also not be eligible to receive additional funds under our Royalty-Backed Loan agreement with HCRP.
With respect to LID, both ADS-5102 and a competitor, Osmotica Pharmaceutical LLC, amantadine product candidate for the treatment of LID have been granted orphan drug designation. If Osmotica were to obtain regulatory approval for its product candidate prior to ADS-5102, it would obtain orphan drug exclusivity for their product candidate and the approval of our marketing application for ADS-5102 could be delayed for so long as Osmotica has exclusivity for its product. The NDA for ADS-5102 for LID is currently under review by the FDA with a PDUFA date of August 24, 2017. We are unaware of the status of Osmotica’s clinical development program in LID.
Even if we are first to obtain marketing approval for ADS-5102 for the treatment of LID, the FDA could still subsequently approve the same drug with the same active moiety for the same condition, if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. If we are unable to obtain or maintain orphan exclusivity for ADS-5102 for the treatment of LID, our business would be substantially harmed.
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
Our product candidates, including ADS-5102, may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payers, and others in the healthcare community. The degree of market acceptance of our products, after FDA approval, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;

•	efficacy, duration of response, and potential advantages compared to alternative treatments;

•	the price;

•	the willingness of physicians to change their current treatment practices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the effectiveness of marketing, promotion, selling, and distribution support; and

•	the availability of third-party insurance coverage or reimbursement.
The failure of our product candidates, including ADS-5102, to achieve market acceptance would negatively impact our business.
We currently have only limited commercial experience and capabilities with no sales personnel. If we are unable to develop or obtain commercial capabilities, including sales, marketing and market access personnel, we will not be successful in commercializing ADS-5102.
We have only a limited commercial infrastructure and have limited experience in the commercialization, sale, marketing, or distribution of pharmaceutical products, like ADS-5102, if approved. To achieve commercial success for any approved product, including ADS-5102, we must either develop a commercial organization, including sales, marketing and market access personnel or outsource these functions to third parties. We expect that the primary focus of our commercialization efforts will be in the United States. We intend to commercialize ADS-5102 through our own sales force personnel with support from a contract sales organization (“CSO”) in certain functions. Commercialization of ADS-5102 and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.
There are risks involved with both establishing our own commercial capabilities and relying on third parties to perform these services. For example, recruiting and building a marketing organization and/or field sales representatives are expensive and time-consuming, and if our product candidates are not commercially successful, our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Also, if we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing ADS-5102 or any other of our future product candidates.
If we are unable to effectively build, train and equip our sales force, our ability to successfully commercialize ADS-5102 will be harmed.
If approved, ADS-5102 will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted ADS-5102 prior to its launch. In addition, ADS-5102 would be the first drug approved by the FDA for the treatment of LID. As a result, we will be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing ADS-5102 to neurologists, movement disorder specialists, and pharmacists. In addition, we must train our sales force to ensure that we deliver a consistent and appropriate message about ADS-5102 to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of ADS-5102 and its proper administration, our efforts to successfully commercialize ADS-5102 could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Failure to successfully obtain coverage and reimbursement of our products, including ADS-5102, or if coverage and reimbursement is only available at limited levels in the United States, our ability to generate product revenue will be diminished.
Our ability to commercialize any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Coverage and reimbursement may not be available for products that we commercialize and, if reimbursement is available, we cannot guarantee what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval.
There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, distribution, marketing, and sale. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product, the clinical setting in which it is used, and generic competitor availability, and may be based on initial payments for generic competitors or payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs, e.g., the federal 340B Drug Pricing Program, or private third-party payers and by any future relaxation of laws that currently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, private third-party payers often rely upon Medicare coverage and reimbursement policies and payment limitations in setting their own coverage and reimbursement policies. Our inability to promptly obtain coverage, reimbursement, and profitable payment rates from both government funded and private third-party payers for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
Also, even if we obtain coverage for ADS-5102, the resulting reimbursement payment rates might not be adequate or may require co-payments or co-insurance payments that patients find unacceptably high. Patients may not use ADS-5102 if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we receive marketing approval, including ADS-5102.
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
The development and commercialization of new pharmaceutical products is highly competitive. We face competition with respect to our current product candidates, including ADS-5102, and will face competition with respect to any future products that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, ADS-5102, if approved for the treatment of LID, may face competition from various drugs approved for treatment of Parkinson’s disease, though not LID, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Rytary (Impax), Duopa (AbbVie), Xadago (safinamide) (Newron Pharmaceuticals S.p.A.) and immediate-release amantadine. ADS-5102 may also face competition from drugs currently in development for LID or for Parkinson’s disease from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Pharmaceuticals Corp., Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. Other products in late stage development for Parkinson’s disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Bial-Portela CSA, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.

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
ADS-5102 will face competition from generic versions of immediate-release amantadine and potentially from other extended-release versions of amantadine that may be in development. For example, while immediate-release amantadine is not approved for use in Parkinson’s disease for the treatment of LID, some physicians may still prescribe it for such conditions. In addition, a competitor has registered two Phase 3 clinical trials of extended-release amantadine for LID on clinicaltrials.gov.
The NDA for ADS-5102 for the treatment of LID is still under review and there is an ongoing open label safety study with ADS-5102 in LID; therefore, there could be new safety findings regarding ADS-5102 or the FDA may have a different interpretation of our previously reported positive clinical results at approval.
The NDA for ADS-5102 for LID is still under review and we have an ongoing safety study. If any new safety concerns emerging from the FDA’s review or our ongoing clinical study, we may:

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
If ADS-5102 is approved and commercialized for patients with LID, unforeseen safety issues could emerge thereafter that could require us to change the prescribing information in the future to adding warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
Discovery of unforeseen safety problems, or increased focus on a known problem, with an approved product could impact our ability to commercialize ADS-5102 and could result in restrictions on its permissible uses, including withdrawal of the medicine from the market.
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
Further, ADS-5102 may also be affected by the safety and tolerability of its parent drugs or drugs with similar mechanisms of action. Although amantadine, which is a component of ADS-5102, has been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates.
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
There are risks associated with pursuing clinical trials in other indications for ADS-5102, as we may experience numerous unforeseen events during, or as a result of, clinical studies that could harm our ability to commercialize ADS-5102 or to receive regulatory approval for other indications of ADS-5102, including that:

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
Although the safety profile of amantadine, the active pharmaceutical ingredient in ADS-5102, is already characterized in the approved label for amantadine (i.e., Symmetrel®) and in the ADS-5102 clinical trial data in the LID population, there can be no assurance that our program for ADS-5102 for walking impairment associated with multiple sclerosis or future studies in other indications, will not reveal additional safety or tolerability issues. In such an event, our ability to commercialize ADS-5102 for LID and/or expand our business could be compromised.
If we are forced to delay or abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.
The marketing and promotion of ADS-5102, if approved, will be limited to the approved indication for use and the information and clinical data included in or consistent with the approved prescribing information. If we want to expand the marketing and promotion of ADS-5102 beyond the approved indication or with information not consistent with the approved prescribing information, we will need to obtain additional regulatory approvals, which may not be granted.
In October 2016, we submitted an NDA seeking regulatory approval of ADS-5102 for the treatment of LID. If this product candidate is approved, we will be permitted to market or promote it only for the treatment of LID and not for other uses. We are developing ADS-5102 for at least one additional indication, treatment of walking impairment in patients with multiple sclerosis, and potentially others. In order to market and promote ADS-5102 for these additional indications, we will need to conduct additional clinical trials that will likely be time-consuming and expensive, and to obtain regulatory approval for such uses. Additionally, our marketing and promotional efforts will be limited to the use of information included in or deemed to be consistent with the approved prescribing information for ADS-5102 for the treatment of LID, including the clinical data and results reflected in the prescribing information. To use information not consistent with the approved prescribing information, will require additional regulatory approvals.
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
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.
We will participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.
In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
Our product candidates, including ADS-5102, are complex to manufacture, and manufacturing disruptions may occur that could delay the launch or commercialization of our product candidates.
Our product candidates, including ADS-5102, include extended-release versions of existing drugs. The manufacture of extended-release versions of drugs is more complex than the manufacture of the immediate-release versions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to ADS-5102 or our future product candidates, our business, financial results, or stock price could be adversely affected.

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
The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon receipt of the paragraph IV notice, the owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. The discovery, trial, and appeals process in such suits can take several years. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. This type of litigation is often time-consuming and costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. Such litigation has been commenced by Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”) and us to enforce certain patents related to Namenda XR® and Namzaric®. See Litigation in “Note 6 - Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” for more information.
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
While we are a clinical-stage pharmaceutical company and do not currently market any products, if approved, we expect to begin commercialization of ADS-5102 in 2017. The completion of the development and the potential commercialization of our product candidates, including ADS-5102, should they receive approval, will require substantial funds. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. As of June 30, 2017, we had approximately $144.9 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.

We have financed our operations primarily through proceeds from our license agreement with Allergan, public and private equity offerings, and, to a lesser extent, our Royalty-Backed Loan with HCRP, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including ADS-5102 for the treatment of LID in patients with Parkinson’s disease. We anticipate that our cash requirements will increase substantially as we:

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
If we need additional funds to support our business and additional funding is not available under our Royalty-Backed Loan with HCRP, or from new funding sources on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs or commercialization efforts. We do not have any committed external source of funds or other support for our development efforts other than under our Royalty-Backed Loan with HCRP, or from new funding sources or under our license agreement with Allergan, which may be terminated by Allergan upon delivery of notice. We expect to finance future cash needs through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through debt financings, royalty financings, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, in addition to the repayment of principal and interest on negotiated terms, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.
We have outstanding debt backed by two of our principal assets, ADS-5102 and royalties we may receive on Namzaric, and failure by us or our royalty subsidiary to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.
In May 2017, we, through a newly formed wholly-owned subsidiary, entered into a royalty-backed note arrangement with HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which we initially borrowed $35 million and have the potential to borrow an additional $65 million upon FDA approval and receipt of Orphan Drug exclusivity of

ADS-5102 (amantadine) extended-release capsules for the treatment of levodopa-induced dyskinesia in patients with Parkinson’s disease if achieved prior to a specified date. Interest and principal on the loan will be payable from the proceeds of royalty on U.S. net sales of ADS-5102 and up to $15 million of the Company’s annual royalties from Allergan on U.S. net sales of Namzaric® starting in May 2020. The HCRP notes mature in December 2026, if not earlier prepaid.
We secured the loan with rights to ADS-5102 and rights to certain payment amounts on Namzaric and the loan documents further provide for assignment into our subsidiary holding these rights to any future intellectual property, licenses, assets and agreements with respect to the manufacture, development, supply, distribution, sale and commercialization of ADS-5102. The loan documents contain customary events of default permitting HCRP to accelerate and require mandatory prepayment of outstanding principal and interest, including: failure to timely pay principal and interest when due and payable; failure to perform specified covenants with respect to maintenance of the collateral and prohibitions on liens with respect to the collateral; limitations on payments of dividends, additional loans, acquisition or merger transactions not in accordance with the arrangement. Upon the occurrence, an event of default under the loan documents, we could be required to prepay the entire loan and, if we are not able to do so, we may lose control over certain rights and payments to ADS-5102 and royalty payments with respect to Namzaric, either of which would seriously harm our business.
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
Risks related to our reliance on third parties
We rely on third-party contract manufacturing organizations to manufacture, serialize and supply our product candidates, including ADS-5102, for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and qualify them. We may also face delays in the development, commercialization, and supply of our product candidates.
We currently have limited experience in, and we do not own facilities for, clinical and commercial manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture, serialize and supply drug product for our clinical studies and, upon regulatory approval, to meet potential future commercial demand. The manufacture of pharmaceutical products in compliance with the FDA’s current Good Manufacturing Practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to gain approval of the NDA for ADS-5102 or to provide study drugs in our clinical trials and future commercial supply would be jeopardized. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs, harm our ability to gain approval from regulatory authorities, and potentially disrupt patient access to our future approved products. These events would substantially harm our business, reputation and stock price.
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
We rely on a single source third-party contract manufacturing organization for the manufacture and supply of our drug substances and drug product candidates, including ADS-5102.
We currently rely on single source suppliers for our drug substances and drug product candidates, including ADS-5102, and continue to seek additional long-term supply agreements and supplier qualifications. A failure of our single source manufacturer or drug substance supplier or our failure to qualify at least one other manufacturer organization on a timely basis and validate the manufacturing process employed at that manufacturer or supplier would delay approval of an NDA and commercialization of our product candidates, including ADS-5102. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts and obtain regulatory approvals and qualifications, which would adversely affect our business. New suppliers of any product candidate would be required to be qualified under applicable regulatory requirements, including demonstration of bioequivalence of the product made at the new supplier, and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract manufacturing organizations were not able to manufacture our drug substance or drug product or provide the requisite services, our business and financial condition would be materially adversely affected.
In our existing or any future potential collaborations or partnerships, we will likely not be able to control all aspects of the development and commercialization of our product candidates. This lack of control could subject us to additional risks that could harm our business.
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

•
Allergan and future partners may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, and as Allergan substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR® and Namzaric®, which would negatively impact the royalties we receive under our license with Allergan;

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
Risks related to Namenda XR® and Namzaric®
Under our license agreement with Allergan, if Allergan fails to successfully commercialize Namenda XR® and Namzaric® for any reason or if the license agreement with Allergan is terminated, the potential royalties we are eligible to receive under our license agreement with Allergan may not occur or be minimal, and would have a negative impact on our revenue potential and harm our business.
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
We and Allergan are currently involved in ANDA litigation to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namenda XR® and Namzaric® to the market. See

Litigation in “Note 6 - Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:

•
maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; and

•
not adequately pursue litigation against ANDA filers or settle such litigation on unfavorable terms, and as Allergan substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR® and Namzaric®, which would negatively impact the royalties we receive under our license with Allergan.

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
The post-marketing safety risks relating to Namzaric® and Namenda XR® are the same as those facing ADS-5102.
The post-marketing safety risks relating to Namzaric® and Namenda XR® are the same as those facing ADS-5102, which are described in the risk factor captioned “The NDA for ADS-5102 for the treatment of LID is still under review and there is an ongoing open label safety study with ADS-5102 in LID; therefore, there could be new safety findings regarding ADS-5102 or the FDA may have a different interpretation of our previously reported positive clinical results at approval.” These things could lead us to experience failure to receive regulatory approval or receive approval with unexpected safety information in the prescribing information that could limit physician and patient acceptance of the product. Additionally, if ADS-5102 is approved and commercialized for patients with LID, unforeseen safety issues could emerge thereafter that could require us to change the prescribing information in the future to adding warnings or limit use. Any of these events could have a negative impact on our business.
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
Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payer cost-containment initiatives and current societal pressures regarding pharmaceutical product pricing, may negatively impact our ability to generate revenues from or could limit or prevent our product candidates’ commercial success.
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
The continuing efforts of the government, insurance companies, managed care organizations, other payers of healthcare services, and patient and political groups to contain or reduce costs of healthcare may, among other things, adversely affect:

•	our ability to set a price we believe is fair for our products;

•	the reputation of our Company;

•	our ability to generate revenue and achieve or maintain profitability; and

•	the availability of capital.
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
As of June 30, 2017, we had 72 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we are not aware of any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs or commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we back-up our internal computer systems periodically and store such data off-site or in the cloud, we can offer no assurance that such off-site storage of data will allow us to continue our business without interruptions to our operations, which could result in a material disruption of our drug development programs or commercialization efforts. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
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
In addition, the clinical development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

•	whether or not our NDA for ADS-5102 for the treatment of LID in patients with Parkinson’s disease is approved by the FDA;

•	our success in commercializing ADS-5102 for the treatment of LID in patients with Parkinson’s disease, if approved by the FDA;

•	the availability of reimbursement by payers at acceptable levels, or at all, for ADS-5102;

•	the success of competitive products or technologies;

•	results of clinical studies of our product candidates or those of our competitors;

•	introductions and announcements of new products and product candidates by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ products, product candidates, clinical studies, manufacturing process, or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be comparable to us;

•	our revenue performance, both in absolute terms and relative to analyst and shareholder expectations;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our current or future products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare reimbursement systems;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our current or future products;

•	market conditions in the pharmaceutical and biotechnology sectors;

•
actual or anticipated changes in revenue forecasts, earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	August 8, 2017	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2017	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed/Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1	Offer Letter by and between the registrant and Richard A. King, dated April 17, 2017.					X

10.2	Offer Letter by and between the registrant and Alfred G. Merriweather, dated June 26, 2017.					X

10.3	Separation Agreement by and between the registrant and William Dawson, dated June 27, 2017.					X

10.4*	Loan Agreement dated May 11, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.					X

10.5	Secured Promissory Note dated May 11, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

* Confidential Treatment Requested
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