Form 10-Q
period 2017-09-30
Adamas Pharmaceuticals Inc
filed 2017-11-02
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2017 was 22,778,880.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$22,121	$23,735
Available-for-sale securities	101,605	89,917
Accounts receivable	3	794
Inventory	425	—
Prepaid expenses and other current assets	2,806	2,541
Total current assets	126,960	116,987
Property and equipment, net	3,110	3,156
Available-for-sale securities, non-current	7,004	22,292
Other assets	38	38
Total assets	$137,112	$142,473
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,380	$3,589
Accrued liabilities	9,539	5,867
Other current liabilities	292	287
Total current liabilities	15,211	9,743
Long-term debt	35,408	—
Other non-current liabilities	615	547
Total liabilities	51,234	10,290
Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 22,716,277 and 22,013,644 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	268,305	254,558
Accumulated other comprehensive loss	(112)	(193)
Accumulated deficit	(182,342)	(122,209)
Total stockholders’ equity	85,878	132,183
Total liabilities and stockholders’ equity	$137,112	$142,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
License and grant revenue	$1	$138	$3	$535
Operating expenses
Research and development	6,459	7,437	20,723	24,183
Selling, general and administrative, net	16,064	7,344	38,323	22,043
Total operating expenses	22,523	14,781	59,046	46,226
Loss from operations	(22,522)	(14,643)	(59,043)	(45,691)
Interest and other income, net	839	249	1,265	593
Interest expense	(1,677)	—	(2,406)	—
Loss before income taxes	(23,360)	(14,394)	(60,184)	(45,098)
Benefit for income taxes	—	—	(51)	—
Net loss	$(23,360)	$(14,394)	$(60,133)	$(45,098)
Net loss per share, basic and diluted	$(1.04)	$(0.66)	$(2.69)	$(2.09)
Weighted average shares used in computing net loss per share, basic and diluted	22,569	21,941	22,390	21,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(23,360)	$(14,394)	$(60,133)	$(45,098)
Unrealized gain (loss) on available-for-sale securities	71	(96)	81	94
Comprehensive loss	$(23,289)	$(14,490)	$(60,052)	$(45,004)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(60,133)	$(45,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	884	562
Stock-based compensation	9,911	7,782
Non-cash interest expense	2,406	—
Change in fair value of embedded derivative liability	(531)	—
Net accretion of discounts and amortization of premiums of available-for-sale securities	216	(332)
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(261)	(119)
Inventory	(75)	—
Prepaid expenses and other assets	356	(2,325)
Accounts receivable	791	515
Accounts payable	924	3,007
Accrued liabilities and other liabilities	3,509	(2,431)
Net cash used in operating activities	(42,003)	(38,439)
Cash flows from investing activities
Purchases of property and equipment	(936)	(1,222)
Purchases of available-for-sale securities	(56,524)	(95,528)
Maturities of available-for-sale securities	60,250	46,795
Net cash provided by (used in) investing activities	2,790	(49,955)
Cash flows from financing activities
Proceeds from issuance of long-term debt	34,600	—
Proceeds from public offerings, net of offering costs	—	61,822
Payment of debt issuance costs	(623)	—
Proceeds from issuance of common stock upon exercise of stock options	3,192	2,918
Proceeds from employee stock purchase plan	430	326
Net cash provided by financing activities	37,599	65,066
Net decrease in cash and cash equivalents	(1,614)	(23,328)
Cash and cash equivalents at beginning of period	23,735	33,104
Cash and cash equivalents at end of period	$22,121	$9,776
Supplemental disclosure of noncash investing and financing activities
Purchases of inventory in accounts payable and accrued expenses	$337	$—
Debt issuance costs in accounts payable and accrued expense	$10	$—
Purchases of property and equipment in accounts payable and accrued expense	$51	$227
Stock-based compensation capitalized in inventory	$13	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) discovers, develops, and commercializes new medicines to treat chronic neurologic disorders. The Company’s portfolio includes:

•
GOCOVRITM (amantadine) extended release capsules, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications;

•	ADS-5102 (amantadine) extended release capsules (GOCOVRI) in development for the treatment of walking impairment in patients with multiple sclerosis;

•	ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy; and

•
Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules and Namenda XR® (memantine hydrochloride) extended release capsules for the treatment of moderate to severe Alzheimer’s disease.

GOCOVRI (formerly referred to as ADS-5102) for the Treatment of Dyskinesia in Patients with Parkinson’s Disease
On August 24, 2017, the U.S. Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for GOCOVRI (amantadine) extended release capsules for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications (“dyskinesia”). The Company made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with plans for a full commercial launch via the deployment of the Company’s sales team in January 2018. GOCOVRI has orphan drug exclusivity until August 24, 2024.
ADS-5102 (GOCOVRI) in Development for the Treatment of Walking Impairment in Patients with Multiple Sclerosis
ADS-5102 is an investigational high-dose, extended release amantadine capsule, taken once-daily at bedtime. The Company completed a Phase 2 proof-of-concept study designed to evaluate ADS-5102 in patients with multiple sclerosis who have walking impairment and plans to initiate a Phase 3 clinical program in the first quarter of 2018.
ADS-4101 in Development for the Treatment of Partial Onset Seizures in Patients with Epilepsy
ADS-4101 is an investigational high-dose, modified release lacosamide capsule, taken once-daily at bedtime. Lacosamide is an anti-epilepsy active ingredient previously approved by the FDA and currently marketed by UCB SA/NV as VIMPAT® (lacosamide). The Company completed two Phase 1 studies of ADS-4101 in healthy volunteers and expects to meet with the FDA at an End-of-Phase 2 Meeting regarding a planned Phase 3 clinical development program for ADS-4101 in the first quarter of 2018.
Namzaric and Namenda XR for the Treatment of Moderate to Severe Alzheimer’s Disease
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules and Namenda XR (memantine hydrochloride) extended release capsules are two commercially available medicines, which are currently marketed by Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (“Allergan”), in the United States for the treatment of moderate to severe Alzheimer’s disease. The Company is eligible to receive royalties on net sales of Namenda XR and Namzaric beginning in June of 2018 and May of 2020, respectively.
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
Liquidity and Financial Condition
To date, a significant portion of the Company’s resources have been dedicated to the research and development of its products. The Company has not generated any commercial revenue from the sale of its products through September 30, 2017; however, the Company received approval for GOCOVRI on August 24, 2017. The Company made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with plans for a full commercial launch via the deployment of the Company’s sales team in January 2018.
Based upon the current status of, and plans for, its product development and commercialization, the Company believes that the existing cash, cash equivalents, and investments of $130.7 million as of September 30, 2017 will be adequate to satisfy the Company’s capital needs through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company’s selling, general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or license agreements generate sufficient revenue to offset expenses. While the Company had net income during 2014, 2013, and 2012, it has not generated any commercial revenue from sales of its products. Under its license agreement with Allergan, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for net sales of Namzaric® until mid-2020 and Namenda XR® until mid-2018. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals, and successfully manufacture and market its products.
Inventory
Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory consists of raw materials, work-in-process, and GOCOVRI finished goods. Raw materials and work-in-process that may be utilized for both commercial and clinical programs are included in inventory and charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes. Costs include active pharmaceutical ingredient (API), third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to its net realizable value in the period it is identified.
The Company begins capitalizing costs as inventory when the product candidate receives regulatory approval. Prior to regulatory approval, inventory costs related to product candidates are recorded as research and development expense. The Company received FDA approval for GOCOVRI on August 24, 2017, and began capitalizing inventory manufactured at the FDA approved location, after FDA approval.
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
Research and Development
Research and development (“R&D”) expenses include salaries and related compensation, contractor and consultant fees, external clinical trial expenses performed by CROs, licensing fees, acquired intellectual property with no alternative future use, and facility and administrative expense allocations. In addition, the Company funds R&D at research institutions under agreements that are generally cancelable at its option. Research costs typically consist of applied research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of pre-approval inventory purchases, product formulation, chemical analysis, and the transfer and scale-up of manufacturing at facilities operated by the Company’s contract manufacturers. Clinical development costs include the costs of Phase 1, Phase 2, and Phase 3 clinical trials. These costs are a significant component of the Company’s research and development expenses.
The Company accrues costs for clinical trial activities performed by CROs and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates are reviewed for reasonableness by the Company’s internal clinical personnel, and the Company aims to match the accrual to actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities using available information; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. The Company charges all such costs to R&D expenses. Non-refundable advance payments are capitalized and expensed as the related goods are delivered or services are performed.
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

Basic and Diluted Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three and nine months ended September 30, 2017, approximately 6,206,000 and 6,002,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2016, approximately 5,523,000 and 5,535,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company plans to adopt the new standard in the first quarter of fiscal year 2018 using the full retrospective method to restate each prior reporting period presented in its consolidated financial statements. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$11,043	$11,043	$—	$—
Corporate debt	37,913	—	37,913	—
U.S. Treasury notes	70,696	—	70,696	—
Total assets measured at fair value	$119,652	$11,043	$108,609	$—
Liabilities:
Embedded derivative liability	$233	$—	$—	$233
Total liabilities measured at fair value	$233	$—	$—	$233

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$192	$192	$—	$—
Corporate debt	51,233	—	51,233	—
U.S. Treasury notes	60,976	—	60,976	—
Total assets measured at fair value	$112,401	$192	$112,209	$—
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
The fair value of the embedded derivative as a result of a change in control was calculated using a probability-weighted discounted cash flow model. The model used in valuing this embedded derivative requires the use of significant estimates and assumptions including but not limited to: 1) expected cash flows the Company expects to receive on U.S. net sales of GOCOVRI and on royalties from Allergan on U.S. net sales of Namzaric®; 2) the Company’s risk adjusted discount rates; 3) the probability of receipt of orphan drug exclusivity for GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease; and 4) the probability of a change in control occurring during the term of the note based on the percentage of similar companies that were acquired over the previous five year period. Changes in the estimated fair value of the bifurcated embedded derivative are reported as gains or losses in interest and other income, net, in the condensed consolidated statement of operations. In the periods presented, the embedded derivative value as a result of an event of default and the value as a result of increased costs due to a regulatory change are both not material, but could become material in future periods if a specified event of default or regulatory change became more probable than is currently estimated. See Note 8 “Long-Term Debt,” for further description.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2016	$—
Issuance of long-term debt with embedded derivative	764
Change in fair value included in interest and other income, net	(531)
Balance as of September 30, 2017	$233
There were no transfers between any of the levels of the fair value hierarchy during the three and nine months ended September 30, 2017.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Corporate debt	$37,948	$—	$(35)	$37,913
U.S. Treasury notes	70,773	—	(77)	70,696
Total	$108,721	$—	$(112)	$108,609
Reported as:
Short-term investments	$101,709	$—	$(104)	$101,605
Long-term investments	7,012	—	(8)	7,004
Total	$108,721	$—	$(112)	$108,609

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Corporate debt	$51,354	$—	$(121)	$51,233
U.S. Treasury notes	61,048	5	(77)	60,976
Total	$112,402	$5	$(198)	$112,209
Reported as:
Short-term investments	$90,050	$1	$(134)	$89,917
Long-term investments	22,352	4	(64)	22,292
Total	$112,402	$5	$(198)	$112,209

Short-term and long-term investments include accrued interest of $0.6 million and $30,000, respectively, as of September 30, 2017. Short-term and long-term investments includes accrued interest of $0.3 million and $0.1 million, respectively, as of December 31, 2016. The Company has not incurred any realized gains or losses on investments for the three and nine months ended September 30, 2017 and 2016. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 14 months as of September 30, 2017.
5.     INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$326	$—
Work-in-process	72	—
Finished goods	27	—
Total inventory	$425	$—
6.     LICENSE AGREEMENTS
In November 2012, the Company granted Allergan an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric® and Namenda XR® for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. For the nine months ended September 30, 2017 and 2016, reimbursed expenses amounting to zero and $2.4 million, respectively, are reflected as a reduction to selling, general and administrative, net. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric® and Namenda XR®.
The Company is entitled to receive royalties on net sales in the United States by Allergan, its affiliates, or any of its sublicensees of controlled release versions of memantine products covered by the terms of the license agreement. Beginning in May 2020, the Company will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric® in the United States. Beginning in June 2018, the Company will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR® in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric®, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product. Allergan’s obligation to pay royalties with respect to Namenda XR® continues until the expiration of the Orange Book listed patents covering such products. However, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics.
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

Purchase Commitments
The Company has entered into agreements for the supply of API and the manufacture of commercial supply of GOCOVRI, with Moehs Ibérica, S.L. and Catalent Pharma Solutions, LLC, respectively. Under the terms of the agreements, the Company will supply the vendors with non-cancelable firm commitment purchase orders. The Company has also entered into other agreements with certain vendors for the provision of services, including services related to data access and packaging, under which the Company is contractually obligated to make certain payments to the vendors.
The Company enters into contracts in the normal course of business that include, among others, arrangements with CROs for clinical trials, vendors for pre-clinical research, and vendors for manufacturing. These contracts generally provide for termination upon notice, and therefore the Company believes that its obligations under these agreements are not material.
As of September 30, 2017, future minimum lease payments under the non-cancelable facility operating lease and non-cancelable purchase commitments were as follows (in thousands):

September 30, 2017
2017 (remaining)	$2,144
2018	1,918
2019	1,925
2020	592
2021	—
Thereafter	—
Total	$6,579
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
The Company and Forest have entered into a series of settlement agreements with all Namenda XR® ANDA filers, except for one ANDA filer. Entry dates for generic Namenda XR® are governed by the settlement agreements in that action. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namenda XR® is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR® beginning on January 31, 2021.
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
On July 24, 2017, an ANDA filer that previously entered into a settlement agreement with Forrest and Adamas filed a complaint against the Company and Forest in the Court of Chancery of the State of Delaware alleging that Forest and the Company breached the license agreement and settlement agreement entered into with that filer to settle the litigation related to its ANDA referencing Namenda XR® as the reference listed drug. As of the date of this filing, this action has been settled by the parties.
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
On April 20, 2017, an opposition was filed against Adamas’ European Patent EP 2 506 709 B1, which relates to extended release compositions comprising amantadine or a pharmaceutically acceptable salt thereof. On May 26, 2017, the Company received a Communication of Notices of Opposition (R. 79(1) EPC) from the European Patent Office that requested the Company file its observations in response to the opposition within a period of four months from May 26, 2017. The Company filed its response to the opposition on October 5, 2017.
From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, the Company is not currently party to any material legal proceedings.

8.     LONG-TERM DEBT
Royalty-Backed Loan Agreement
In May 2017, the Company, through a new wholly-owned subsidiary, Adamas Pharma, LLC, entered into a Royalty-Backed Loan with HCRP, whereby the Company initially borrowed $35.0 million and will borrow an additional $65.0 million upon FDA approval and when the FDA’s Orange Book is updated to recognize the 7-year orphan drug exclusivity, which GOCOVRI earned upon approval on August 24, 2017. Principal and interest will be payable quarterly from the proceeds of a 12.5% royalty on U.S. net sales of GOCOVRI and up to $15.0 million of the Company’s annual royalties from Allergan on U.S. net sales of Namzaric® starting in May 2020, pursuant to the Company’s license agreement with Allergan. The royalty rate on net sales of GOCOVRI will drop to 6.25% after the principal amount of the loan has been repaid in full, until the Company has made total payments of 200% of the funded amounts. The Company may elect to voluntarily prepay the loan at any time in which case the amount due will be 200% of the funded amounts, less total payments made to date. Royalty rates are subject to increase to 17.5% and 22.5% if total principal and interest payments have not reached minimum specified levels at measurement dates on December 2021 and December 2022, respectively. Under the terms of the loan, HCRP has recourse to Adamas Pharma, LLC, not the Company. The loan agreement matures in December 2026 but as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan, the repayment term may be shortened depending on the actual sales of GOCOVRI and actual royalties received from Allergan.
The loans bear interest at an annual rate of 11% on the outstanding principal amount and includes an interest-only period until the interest payment date following the ninth full calendar quarter after the earlier of the $65.0 million additional loan or October 2018. To the extent that royalties are insufficient to pay interest in full during the first nine quarters of the loan, any unpaid portion of the quarterly interest payment will be added to the principal amount of the loans. For the three and nine months ended September 30, 2017, accrued interest in the amount of $1.6 million and $2.3 million was added to the principal balance of the loan.
In connection with the Royalty-Backed Loan, the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $1.7 million and $2.4 million for the three and nine months ended September 30, 2017. The effective interest rate as of September 30, 2017 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 20.6%.
The assumptions used in determining the expected repayment term of the loan and amortization period of the debt discount require that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized and the effective interest rate.
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
Long-term debt and unamortized debt discount balances are as follows (in thousands):

September 30, 2017
Loans payable, gross	$35,000
Less: Unamortized debt discount and issuance costs	(1,879)
Plus: Unpaid portion of quarterly interest payment	2,287
Carrying value of loans payable	$35,408
Less: Current portion of long-term debt	—
Non-current portion of long-term debt	$35,408

The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $42.5 million as of September 30, 2017. The estimated fair value was calculated in the same manner as the valuation of the embedded derivative as described further in Note 3.
There are no contractual minimum principal payments due until the loan matures in December 2026 as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan.
9.     STOCKHOLDERS’ EQUITY
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
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	September 30, 2017	December 31, 2016
Common stock awards issued and outstanding	5,926,814	5,483,557
Authorized for future issuance under 2014 Equity Incentive Plan	1,700,824	1,576,926
Authorized for future issuance under 2016 Inducement Plan	429,365	334,062
Employee stock purchase plan	718,210	532,849
Total	8,775,213	7,927,394
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2017, no shares have been sold under the Sales Agreement.
10.     STOCK-BASED COMPENSATION
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
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$837	$738	$2,553	$2,136
Selling, general and administrative	2,425	1,860	7,358	5,646
Total stock-based compensation expense	$3,262	$2,598	$9,911	$7,782
Stock-based compensation of $13,000 was capitalized into inventory for the three and nine months ended September 30, 2017. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.
11.     SUBSEQUENT EVENTS
In October 2017, the FDA recognized GOCOVRI’s orphan drug exclusivity by letter to the Company and on its Orphan Drug Designation and Approvals database listing. Under the Company’s Royalty-Backed Loan agreement with HRCP, the Company will borrow an additional $65.0 million when the FDA’s Orange Book is updated to recognize the 7-year orphan drug exclusivity. The Company expects to receive the $65.0 million during the fourth quarter of 2017.

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
Our expertise lies in uncovering and mapping the relationship between disease and drug activity timing patterns. From there, we strive to create medicines with therapeutic profiles that match the pattern of disease to drive a significant and durable clinical effect. As a result, our medicines are designed to provide patients with what they need, when they need it - the right level of drug at the right place and time to enhance efficacy - and then lower levels of drug when they don’t need it. Our goal is to develop medicines that are timed for the benefit of patients.
Our understanding of time-dependent biological processes informs our every innovation, targeting advancement in treatment of chronic neurologic disorders. Our portfolio includes:

•
GOCOVRITM (amantadine) extended release capsules, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications;

•	ADS-5102 (amantadine) extended release capsules (GOCOVRI) in development for the treatment of walking impairment in patients with multiple sclerosis;

•	ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy; and

•
Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules and Namenda XR® (memantine hydrochloride) extended release capsules for the treatment of moderate to severe Alzheimer’s disease.

Individual products in Adamas’ portfolio and their proposed indications are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by 7-year orphan drug exclusivity, 3-year new product exclusivity, and issued patents and pending patent applications out to at least 2035.
GOCOVRI (formerly referred to as ADS-5102) for the Treatment of Dyskinesia in Patients with Parkinson’s Disease
On August 24, 2017, the U.S. Food and Drug Administration (“FDA”) approved our new drug application (“NDA”) for GOCOVRI (amantadine) extended release capsules for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications (“dyskinesia”). GOCOVRI is the first and only FDA-approved medicine for this indication, and GOCOVRI earned 7-years of orphan exclusivity upon its approval. GOCOVRI is a high-dose 274-mg amantadine taken once-daily at bedtime that delivers high levels of amantadine in the morning and throughout the day when dyskinesia occurs. We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with plans for a full commercial launch via the deployment of our sales team in January 2018.

Parkinson’s disease is a chronic neurodegenerative disorder affecting close to 1 million people in the United States. Levodopa, which replaces lost dopamine, is considered the “gold standard” and the most effective therapy for Parkinson’s disease. Over time, people with Parkinson’s disease require increasingly higher or more frequent doses of levodopa to avoid recurrent periods of OFF time - characterized by slowness of movement, rigidity, impaired walking, tremor, and postural instability - when the underlying symptoms of Parkinson’s disease return. At this stage, Parkinson’s disease is characterized by an over-activated glutamate system, which may contribute to motor complications (dyskinesia and OFF). As Parkinson’s disease progresses, approximately 90 percent of people on levodopa therapy will experience dyskinesia, which is characterized by involuntary movements that are non-rhythmic, purposeless, and unpredictable, impacting peoples’ daily lives. Approximately 150,000 to 200,000 Parkinson’s disease patients in the United States suffer with dyskinesia.
In a robust clinical program consisting of three randomized placebo-controlled studies and a two-year, ongoing, open label safety study, GOCOVRI demonstrated a durable reduction in both dyskinesia and OFF time in people with Parkinson’s disease.
ADS-5102 (GOCOVRI) in Development for the Treatment of Walking Impairment in Patients with Multiple Sclerosis
ADS-5102 is an investigational high-dose, extended release amantadine taken once-daily at bedtime. We completed a Phase 2 proof-of-concept study designed to evaluate ADS-5102 in multiple sclerosis patients with walking impairment. A 17% improvement in walking speed versus placebo was observed in the timed 24 foot walk. The results for timed-up-and-go and 2-minute walking test also suggested benefit on other aspects of mobility and walking.
We plan to initiate a Phase 3 clinical program of ADS-5102 for multiple sclerosis patients with walking impairment in the first quarter of 2018, based on the data from the Phase 2 trial and feedback we received from our End-of-Phase 2 meeting with the FDA.
Additional Indications for GOCOVRI
We intend to continue to review the results of preclinical studies, clinical trials, and case reports published in peer reviewed medical journals to evaluate additional potential CNS indications for GOCOVRI, including upstream indications in Parkinson’s disease and other hyperkinetic movement disorders.
ADS-4101 in Development for the Treatment of Partial Onset Seizures in Patients with Epilepsy
ADS-4101 is an investigational high-dose, modified release lacosamide capsule, taken once-daily at bedtime. Lacosamide is an anti-epilepsy active ingredient previously approved by the FDA and currently marketed by UCB SA/NV as VIMPAT® (lacosamide). ADS-4101 was designed to temper the initial rate-of-rise in lacosamide concentrations, potentially improving the adverse event profile and dose limitations due to dizziness following administration of VIMPAT. The slow initial rise may enable a higher once-daily dose at bedtime, which results in a higher daytime concentration that may be more effective for patients than VIMPAT.
We have completed two Phase 1 studies of ADS-4101 in healthy volunteers. The Phase 1a study showed that a single 400 mg dose of ADS-4101 was better tolerated compared to the equivalent dose of VIMPAT immediate release tablets. The data also demonstrated that ADS-4101 exhibited the desired pharmacokinetic properties, namely a reduced rate of initial rise and delayed time to maximum drug concentration (Tmax) appropriate for bedtime dosing. The recently completed and reported results of a multi-dose Phase 1b study demonstrated that a 600 mg dose of ADS-4101, taken once-nightly, provided a 1.5 to 2.5-fold increase in average lacosamide concentrations throughout the day compared to the maximum approved daily dose of 400 mg, taken as 200 mg twice-daily (BID), of VIMPAT immediate release tablets in healthy volunteers, with comparable tolerability.
We expect to meet with the FDA at an End-of-Phase 2 meeting regarding our planned Phase 3 clinical development program for ADS-4101 in 2018.
Namzaric and Namenda XR for the Treatment of Moderate to Severe Alzheimer’s Disease
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules and Namenda XR (memantine hydrochloride) extended release capsules are two commercially available medicines, which are currently marketed by Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (“Allergan”), in the United States for the treatment of moderate to severe Alzheimer's disease. We are eligible to receive royalties on sales of Namenda XR® and Namzaric® beginning in June of 2018 and May of 2020, respectively.
Financial operations overview
Summary
Our revenue through September 30, 2017, has been generated primarily from license, milestone, and development revenue pursuant to our license agreement with Allergan. We have not generated any commercial product revenue through September 30, 2017; however, we received approval for GOCOVRI on August 24, 2017. We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with plans for a full commercial launch via the deployment of our sales team in January 2018. As of September 30, 2017, we had an accumulated deficit of $182.3 million. Although we reported net income in each of the years ended December 31, 2014, 2013, and 2012, this was primarily due to the recognition of revenue pursuant to our license agreement with Allergan. There are no further milestone payments to be earned under our license agreement with Allergan. We incurred significant losses in the nine months ended September 30, 2017, and in the years 2016, 2015, and prior to 2012, and expect to continue to incur significant losses as we support the commercialization of GOCOVRI and advance our product candidates into later stages of development and commercialization.
We plan to commercialize GOCOVRI through our own sales force targeting neurologists and movement disorder specialists in the United States, and possibly through partnership agreements with pharmaceutical companies outside the United States. Consequently, we expect selling, general and administrative expenses to increase as we approach full product commercialization of GOCOVRI in January 2018. In addition, we expect to continue to incur significant research and development expenses as we continue to advance our product candidates through clinical development. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve or maintain profitability.
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
Prior to our initial public offering of our common stock, or IPO, in April 2014, we had raised an aggregate of approximately $87.2 million through the sale of convertible preferred stock and $1.0 million through the exercise of preferred stock warrants. In 2014, we issued and sold 3,081,371 shares of common stock in our IPO and received net proceeds of approximately $42.6 million, which included partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and offering expenses. In connection with the completion of our IPO, all convertible preferred stock converted into common stock. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we were able to issue and sell shares of common stock having an aggregate offering value of up to $25.0 million, which was terminated in November 2016. During the term of the agreement, we issued 509,741 shares of common stock and raised net proceeds of $9.7 million. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of September 30, 2017, no shares have been sold under the sales agreement. Also in May 2017, we entered into a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”), whereby we borrowed $35.0 million and will borrow an additional $65.0 million upon FDA approval and FDA’s recognition in the Orange Book of the 7-year orphan drug exclusivity that GOCOVRI earned upon approval on August 24, 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The FDA has already recognized GOCOVRI’s orphan drug exclusivity by letter to us and on its Orphan Drug Designation and Approvals database listing.

As of September 30, 2017, we had cash, cash equivalents, and available-for-sale securities of $130.7 million.
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

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to establishment and validation of manufacturing capabilities for commercial supply,

•	expenses related to the buildup of commercial supply to support commercial launch, prior to FDA approval,

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016		2017	2016
ADS-5102(1)	$4,921	$5,748	$(827)	$15,467	$19,985	$(4,518)
ADS-4101	1,080	—	1,080	4,056	—	4,056
Other research and development expenses	458	1,689	(1,231)	1,200	4,198	(2,998)
Total research and development expenses	$6,459	$7,437	$(978)	$20,723	$24,183	$(3,460)

(1)
Includes program costs we incurred for GOCOVRI (formerly referred to as ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease, and ADS-5102 (GOCOVRI) for additional potential CNS indications.

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
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We anticipate incurring significant research and development expenses as we continue to support: clinical trials for ADS-5102 (GOCOVRI) in indications beyond dyskinesia in patients with Parkinson’s disease, including but not limited to walking impairment in multiple sclerosis patients and other Parkinson’s disease indications earlier in the Parkinson’s disease treatment journey; ADS-4101 for treatment of epilepsy; and potentially additional clinical-stage programs in more indications or for future product candidates. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors, including but not limited to, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into licensing arrangements with other pharmaceutical companies to develop and commercialize our product candidates, and we may enter into additional licensing arrangements or collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future licensing or collaboration arrangements or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, as well as increasingly the costs associated with establishing commercial capabilities in support of the commercialization of GOCOVRI, reduced to a small degree by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our selling, general and administrative expenses will increase significantly as we continue to establish our commercial capabilities and support our potential commercial-stage programs. We plan to market and sell GOCOVRI through our own sales force with support from a contract sales organization for certain functions, targeting neurologists and movement disorder specialists in the United States.
Interest and other income (expense), net
Interest and other income (expense), net, consists primarily of a change in fair value of the embedded derivative liability related to our royalty-backed loan agreement with HCRP, in addition to interest received on our investments.
Interest expense
Interest expense consists of accrued interest pursuant to our Royalty-Based Loan and amortization of debt issuance costs.
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Note 2 - Summary of Significant Accounting Policies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here, for changes to our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Results of operations
Comparison of the three and nine months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2017	2016			2017	2016
Revenue	$1	$138	$(137)	(99)%	$3	$535	$(532)	(99)%
Research and development expenses	6,459	7,437	(978)	(13)%	20,723	24,183	(3,460)	(14)%
Selling, general and administrative expenses, net	16,064	7,344	8,720	119%	38,323	22,043	16,280	74%
Interest and other income, net	839	249	590	237%	1,265	593	672	113%
Interest expense	1,677	—	1,677	100%	2,406	—	2,406	100%
Revenue
Revenue for the three and nine months ended September 30, 2017 was $1,000 and $3,000, respectively, compared to $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. Revenue for all periods presented was primarily related to reimbursement of certain expenses as provided for in our license agreement with Allergan, as well as from government contracts in 2016.
Research and development expenses
Research and development expenses decreased by $1.0 million, or 13%, to $6.5 million for the three months ended September 30, 2017 from $7.4 million for the three months ended September 30, 2016. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease due to the conclusion of two Phase 3 clinical trials, in addition to decreased costs associated with the ongoing open-label safety study and decreased volume of pre-commercial manufacturing activities. The decrease was offset in part by increased activity related to clinical work associated with ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $0.8 million compared to $0.7 million for the three months ended September 30, 2017 and 2016, respectively.
Research and development expenses decreased by $3.5 million, or 14%, to $20.7 million for the nine months ended September 30, 2017 from $24.2 million for the nine months ended September 30, 2016. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease due to the conclusion of two Phase 3 clinical trials, in addition to costs associated with the ongoing open-label safety study which also decreased from the prior year. The decrease was offset by increased activity related to clinical work associated with ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $2.6 million compared to $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.
We began capitalizing inventory manufactured at the FDA approved location upon FDA approval of GOCOVRI in August 2017. Inventory acquired prior to the regulatory approval was recorded as research and development expense. We expect to use inventory expensed to research and development over approximately the next two years, and accordingly we would expect our cost of GOCOVRI product sales to increase as a percentage of net sales of GOCOVRI in future periods.

Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $8.7 million, or 119%, to $16.1 million for the three months ended September 30, 2017 from $7.3 million for the three months ended September 30, 2016. The increase in selling, general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercialization of GOCOVRI, including an increase in headcount-related expenses and commercial activities. Selling, general and administrative expenses also included stock-based compensation expense of $2.4 million compared to $1.9 million for the three months ended September 30, 2017 and 2016, respectively.
Selling, general and administrative expenses, net, increased by $16.3 million, or 74%, to $38.3 million for the nine months ended September 30, 2017 from $22.0 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercialization of GOCOVRI, including an increase in headcount-related expenses and commercial activities. General and administrative expenses also included stock-based compensation expense of $7.4 million compared to $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Interest and other income, net
Interest and other income, net, for the three and nine months ended September 30, 2017 was $0.8 million and $1.3 million, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively. The increase in interest and other income, net, was primarily due to a change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP. Also included in interest and other income, net is interest income earned on investments.
Interest expense
The increase in interest expense to $1.7 million and $2.4 million for the three and nine months ended September 30, 2017, compared to zero in the three and nine months ended September 30, 2016, was due to the new Royalty-Backed Loan entered into in May 2017.
Liquidity, capital resources and plan of operation
We have funded our operations primarily through $160.0 million of payments received pursuant to our license agreement with Allergan, $88.2 million sales of convertible preferred stock and warrants, $114.1 million pursuant to sales of our common stock, and $35.0 million pursuant to our Royalty-Backed Loan with HCRP. In April 2014, we completed our IPO and raised net proceeds of $42.6 million, including the underwriters’ partial exercise of their option to purchase additional shares. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we were able to, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $25.0 million, which was terminated in November 2016. During the term of the agreement we issued 509,741 shares of common stock and raised net proceeds of $9.7 million. In January 2016, we completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs. In May 2017, we entered into a Royalty-Backed Loan with HCRP, whereby we initially borrowed $35.0 million and will borrow an additional $65.0 million upon FDA approval and FDA’s recognition in the Orange Book of the 7-year orphan drug exclusivity that GOCOVRI earned upon approval on August 24, 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The FDA has already recognized GOCOVRI’s orphan drug exclusivity by letter to us and on its Orphan Drug Designation and Approvals database listing.
We have not generated any revenue from the sale of products. We incurred losses and generated negative cash flows from operations since inception through the year ended December 31, 2011. Although we recognized a profit and positive cash flow from operations in 2014, 2013, and 2012 as a result of payments received pursuant to our license agreement with Allergan, we received our final milestone payment from Allergan in December 2014. We do not currently receive any royalties from Allergan, nor do we have other license agreements or collaborations from which we might expect milestone or royalty revenue. Consequently, we expect to continue to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $130.7 million as of September 30, 2017, compared to $135.9 million at December 31, 2016.
We believe our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating requirements, including operations related to the continued development of our product candidates and commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, for at least the next 12 months. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI may be less than anticipated and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to continue significant spending in connection with the development and commercialization of our product candidates, particularly for the commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, as well as the development of ADS-5102 for other indications, and also for ADS-4101 for indications in epilepsy, for which Phase 3 clinical trials may be initiated in 2018. To continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(42,003)	$(38,439)
Investing activities	2,790	(49,955)
Financing activities	37,599	65,066
Net decrease in cash and cash equivalents	$(1,614)	$(23,328)
Net cash used in operating activities was $42.0 million for the nine months ended September 30, 2017 compared to $38.4 million for the same period in the prior year. Net loss of $60.1 million for the nine months ended September 30, 2017 included net non-cash adjustments of $12.9 million, which consisted primarily of stock-based compensation of $9.9 million and non-cash interest expense of $2.4 million. Net loss of $45.1 million for the nine months ended September 30, 2016 included non-cash adjustments of $8.0 million, primarily related to $7.8 million in stock-based compensation. The primary use of cash for the nine months ended September 30, 2017 was to fund activities in support of the NDA and pre-commercial activities in preparation for the commercialization of GOCOVRI. Additionally, cash was used to fund development of ADS-4101 for indications in epilepsy.
Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2017, compared to net cash used in investing activities of $50.0 million for the same period in the prior year. In the nine months ended September 30, 2017, we received $3.7 million as a result of net maturities of available-for-sale securities, offset by $0.9 million in purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2016 was a result of $48.7 million in net purchases of available-for-sale securities as a result of investing the cash from our follow-on public offering that occurred in January 2016, and $1.2 million in purchases of property and equipment.
Net cash provided by financing activities was $37.6 million for the nine months ended September 30, 2017, compared to $65.1 million for the nine months ended September 30, 2016. In the period ended September 30, 2017, we received net proceeds of $34.6 million from long-term debt and received cash proceeds of $3.6 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan. In the nine months ended September 30, 2016, we received net cash proceeds of $61.8 million related to the sale of common stock under a follow-on public offering, coupled with $3.2 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future contractual obligations at September 30, 2017, were not materially different than at December 31, 2016, except for commitments resulting from our Royalty-Backed Loan with HCRP and purchase commitments entered into for the supply of API, the manufacture of commercial supply of GOCOVRI, and other agreements with certain vendors for the provision of services. For further discussion of the Royalty-Backed Loan agreement and purchase commitments, see “Note 8 - Long-Term Debt” and Purchase Commitments in “Note 7 - Commitments and Contingencies”, respectively, in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2017, we had cash, cash equivalents, and investments of $130.7 million, compared to $135.9 million at December 31, 2016, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a one percentage point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, we implemented processes and internal controls to record inventory as a result of the FDA approval of GOCOVRI. The implementation of these processes resulted in changes to internal controls over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Litigation in “Note 7 - Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here.
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
Risks related to the commercialization of GOCOVRI, and the development, regulatory approval, and commercialization of our current and future product candidates
Our success depends heavily on successful commercialization of GOCOVRI, which received approval on August 24, 2017, from the U.S. Food and Drug Administration, or FDA, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. To the extent GOCOVRI is not commercially successful, our business, financial condition and results of operations will be materially harmed.
We have invested and continue to invest a significant portion of our efforts and financial resources into the development, approval and now commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, (“dyskinesia”). The success of GOCOVRI will depend on numerous factors, including:

•	our success in commercializing GOCOVRI, including the marketing, sales, and distribution of the product;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	acceptance of GOCOVRI by the physicians, patients and the healthcare community;

•	the acceptance of pricing and placement of GOCOVRI on payers’ formulary tiers and the reimbursement rates established for GOCOVRI;

•	effectively competing with other approved or used medicines and future compounds in development;

•	continued demonstration of an acceptable safety profile of GOCOVRI following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize GOCOVRI, which would materially harm our business.
GOCOVRI may fail to achieve the degree of market acceptance by physicians, patients, healthcare payers, and others in the medical community necessary for commercial success, negatively impacting our business.
GOCOVRI may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payers, and others in the healthcare community. The degree of market acceptance of GOCOVRI will depend on a number of factors, including:

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
The failure of GOCOVRI to achieve market acceptance would negatively impact our business.
We currently have only limited commercial experience and capabilities with limited sales personnel. If we are unable to obtain or further develop commercial capabilities, including sales, marketing and market access personnel, we will not be successful in commercializing GOCOVRI.
We have only a limited commercial infrastructure and have limited experience in the commercialization, sale, marketing, or distribution of pharmaceutical products, like GOCOVRI. To achieve commercial success of GOCOVRI, we must either develop a commercial organization, including sales, marketing and market access personnel or outsource these functions to third parties. We expect that the primary focus of our commercialization efforts will be in the United States. We intend to commercialize GOCOVRI through our own sales force personnel with support from a contract sales organization (“CSO”) in certain functions. Commercialization of GOCOVRI (and other future product candidates) outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.
There are risks involved with both establishing our own commercial capabilities and relying on third parties to perform these services. For example, recruiting and building a marketing organization and/or field sales representatives are expensive and time-consuming, and if GOCOVRI is not commercially successful, our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
If we are unable to effectively build, train and equip our sales force, our ability to successfully commercialize GOCOVRI will be harmed.
GOCOVRI will be a newly marketed drug and, therefore, none of the members of our sales force has ever promoted GOCOVRI prior to its launch. In addition, GOCOVRI is the first and only drug approved by the FDA for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. As a result, we will be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing GOCOVRI to neurologists, movement disorder specialists, and pharmacists. In addition, we must train our sales force to ensure that we deliver a consistent and appropriate message about GOCOVRI to our customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of GOCOVRI and its proper administration, our efforts to successfully commercialize GOCOVRI could be put in jeopardy, which would negatively impact our ability to generate product revenues.
Failure to successfully obtain coverage and reimbursement for GOCOVRI, or if coverage and reimbursement is only available at limited levels in the United States, will diminish our ability to generate product revenue.
Our ability to commercialize GOCOVRI or any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Coverage and reimbursement may not be available for products that we commercialize and, if reimbursement is available, we cannot guarantee what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval.
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
Also, even if we obtain coverage for GOCOVRI, the resulting reimbursement payment rates might not be adequate or may require co-payments or co-insurance payments that patients find unacceptably high. Patients may not use GOCOVRI if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize GOCOVRI.
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
The development and commercialization of new pharmaceutical products is highly competitive. We face competition with respect to our current product and product candidates, including GOCOVRI, and will face competition with respect to any future products that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. For example, GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, may face competition from various drugs approved for treatment of Parkinson’s disease, though not dyskinesia, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV), Sinemet (Merck & Co., Inc.), Parcopa (Jazz Pharmaceuticals, Inc.), Rytary (Impax), Duopa (AbbVie), Xadago (safinamide) (Newron Pharmaceuticals S.p.A.) and immediate release amantadine. GOCOVRI may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies, such as Merck, Novartis, Osmotica Pharmaceuticals Corp., Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. Other products in late stage development for Parkinson’s disease includes product candidates from Kyowa Hakko, Acorda, Neuroderm, Bial-Portela CSA, Genervon Biopharmaceuticals, Pharma Two B, and Depomed.
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

GOCOVRI will face competition from generic versions of immediate release amantadine and potentially from other extended release versions of amantadine that may be in development. For example, while immediate release amantadine is not approved for use in Parkinson’s disease for the treatment of dyskinesia, some physicians may still prescribe it for such conditions. In addition, a competitor has registered two Phase 3 clinical trials of extended release amantadine for dyskinesia on clinicaltrials.gov.
If we are unable to maintain orphan exclusivity for GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, our business would be substantially harmed.
Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. Generally, if a drug product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is up to seven (7) years in the United States. GOCOVRI received orphan designation for the treatment of levodopa-induced dyskinesia in 2015. When it was approved for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, GOCOVRI earned 7-years of orphan drug exclusivity. The FDA has recognized GOCOVRI’s orphan drug exclusivity by letter to us and on its Orphan Drug Designation and Approvals database listing.
Although we have obtained marketing approval for GOCOVRI for the treatment of dyskinesia, the FDA could still subsequently approve the same drug with the same active moiety for the same condition, if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. If we are unable to maintain orphan drug exclusivity for GOCOVRI for the treatment of dyskinesia, our business would be substantially harmed.
There is an ongoing open label safety study with GOCOVRI in Parkinson’s disease patients with dyskinesia; therefore, there could be new safety findings regarding GOCOVRI.
There is an ongoing safety study with GOCOVRI. If any new safety concerns emerge from our ongoing clinical study, we may:

•	have the product removed from the market;

•	be subject to additional post-marketing testing requirements; or

•	be subject to restrictions on how the product is distributed, marketed, or used.
Any of these unforeseen events could impair our ability to commercialize GOCOVRI and harm our business and results of operations.
Unforeseen safety issues could emerge with GOCOVRI that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
Discovery of unforeseen safety problems, or increased focus on a known problem could impact our ability to commercialize GOCOVRI and could result in restrictions on its permissible uses, including withdrawal of the medicine from the market.
If we or others identify additional undesirable side effects caused by GOCOVRI after approval:

•	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy (REMS);

•	we may have limitations on how we promote our drugs;

•	third-party payers may limit coverage or reimbursement for GOCOVRI;

•	sales of GOCOVRI may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from its sale.
Further, GOCOVRI may also be affected by the safety and tolerability of its parent drug or drugs with similar mechanisms of action. Although amantadine, which is a component of GOCOVRI, has been used in patients for many years, newly observed toxicities or worsening of known toxicities in preclinical studies or in subjects in clinical studies receiving amantadine, or reconsideration of known toxicities of compounds in the setting of new indications, could result in increased regulatory scrutiny of our products and product candidates.
In addition, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as amantadine could adversely affect the commercialization of GOCOVRI.
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
We will face risks in the development of ADS-5102 (GOCOVRI) for additional indications and other product candidates.
There are risks associated with pursuing clinical trials in other indications for ADS-5102 (GOCOVRI), as we may experience numerous unforeseen events during, or as a result of clinical studies that could harm our ability to commercialize or to receive regulatory approval for other indications of ADS-5102, including that:

•
clinical studies may produce negative or inconclusive results or raise significant safety concerns, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;

•
even if clinical studies demonstrate statistically significant efficacy and acceptable safety, the FDA or similar authorities outside the United States may not consider the results of our studies to be sufficient for approval;

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
Although the safety profile of amantadine, the active pharmaceutical ingredient in GOCOVRI, is already characterized in the approved label for amantadine (i.e., Symmetrel®) and in the GOCOVRI clinical trial data in the dyskinesia population, there can be no assurance that our clinical development program for ADS-5102 (GOCOVRI) for multiple sclerosis walking impairment or future studies in other indications, will not reveal additional safety or tolerability issues. In such an event, our ability to commercialize GOCOVRI for dyskinesia and/or expand our business could be compromised.
If we are forced to delay or abandon development of our product candidates, our business, results of operations, and financial condition will be materially and adversely harmed.
The marketing and promotion of GOCOVRI will be limited to the approved indication for use and the information and clinical data included in or consistent with the approved prescribing information. If we want to expand the marketing and promotion of GOCOVRI beyond the approved indication or with information not consistent with the approved prescribing information, we will need to obtain additional regulatory approvals, which may not be granted.
With the August 24, 2017, approval of GOCOVRI (formerly ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we will be permitted to market or promote it only for the treatment of dyskinesia and not for other uses. We are developing GOCOVRI for at least one additional indication, treatment of walking impairment in patients with multiple sclerosis, and potentially others. In order to market and promote GOCOVRI for these additional indications, we will need to conduct additional clinical trials that will likely be time-consuming and expensive, and to obtain regulatory approval for such uses. Additionally, our marketing and promotional efforts will be limited to the use of information included in or deemed to be consistent with the approved prescribing information for GOCOVRI for the treatment of dyskinesia, including the clinical data and results reflected in the prescribing information. To use information not consistent with the approved prescribing information will require additional regulatory approvals.
If we are found to have improperly promoted unapproved uses of our products, or if physicians misuse our products, we may be subject to restrictions on the sale or marketing of our products, significant fines, penalties, and sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies, including regulatory authorities outside the United States, strictly regulate the marketing and promotional claims that are made about drug products, such as GOCOVRI. In particular, promotion for a product must be consistent with its labeling approved by the FDA or by regulatory agencies in other countries. For example, in the case of GOCOVRI, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we cannot prevent physicians from prescribing GOCOVRI for indications or uses that are inconsistent with the approved label. If, however, we are found to have promoted such unapproved uses prior to the FDA’s approval for an additional indication, we may, among other consequences, receive untitled or warning letters and become subject to significant liability, which would materially harm our business. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.
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
GOCOVRI is complex to manufacture, and manufacturing disruptions may occur that could cause us to experience disruptions in the supply of GOCOVRI or our product candidates.
GOCOVRI is an extended release version of amantadine. The manufacture of extended release versions of drugs is more complex than the manufacture of the immediate release versions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to GOCOVRI or our future product candidates, our business, financial results, or stock price could be adversely affected.

Our success depends on the timely development, approval and successful commercialization of our product candidates. If we are unable to do any of these with our product candidates or if we experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources into the development and potential commercialization of our product candidates, including ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, and potentially other indications, as well as ADS-4101 for the treatment of partial onset seizures in epilepsy. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and commercialization of our other product candidates. The success of our product candidates will depend on numerous factors, including:

•	successfully completing the development program for our product candidates in a timely manner;

•	receiving marketing approval for our product candidates from the FDA in a timely manner;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	commercializing our product candidates, if approved, including marketing, sales, and distribution of the product independently or in partnership with another company;

•	acceptance by the medical community and patients of the approved product;

•	the pricing and placement of our product candidates on payers’ formulary tiers and the reimbursement rates established for the approved products;

•	effectively competing with other approved or used medicines and future compounds in development;

•	continued demonstration of an acceptable safety profile of the approved products following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
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
If manufacturers obtain approval for generic versions of GOCOVRI, or of products with which we compete, our business may suffer.
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
The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon receipt of the paragraph IV notice, the owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. The discovery, trial, and appeals process in such suits can take several years. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. This type of litigation is often time-consuming and costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. Such litigation has been commenced by Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”) and us to enforce certain patents related to Namenda XR® and Namzaric®. See Litigation in “Note 7 - Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” for more information.
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
We expect to begin to launch GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in 2018, and it will require substantial funds to be successful. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. On May 11, 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of September 30, 2017, we have not made any sales under this facility. As of September 30, 2017, we had approximately $130.7 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
We have financed our operations primarily through proceeds from our license agreement with Allergan, public and private equity offerings, and, to a lesser extent, our Royalty-Backed Loan with HCRP, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease. We anticipate that our cash requirements will increase substantially as we:

•	enhance operational, financial, and information management systems and hire more personnel, including personnel to support development of our product candidates and, our commercial operations;

•	commercialize GOCOVRI, including establishing distribution, marketing, and sales capabilities;

•	manufacture GOCOVRI for commercial use;

•	investigate ADS-5102 (GOCOVRI) in preclinical and clinical trials for the treatment of walking impairment in patients with MS, and potentially other indications;

•	conduct preclinical and clinical trials of ADS-4101 for the treatment of epilepsy (partial onset seizures);

•	seek regulatory approvals for our product candidates that successfully complete clinical studies;

•	continue the research, development, and manufacture of our current product candidates; and

•	seek to discover or in-license additional product candidates.
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
We have outstanding debt backed by two of our principal assets, GOCOVRI and royalties we may receive on Namzaric, and failure by us or our royalty subsidiary to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.
In May 2017, we, through a newly formed wholly-owned subsidiary, entered into a royalty-backed note arrangement with HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which we initially borrowed $35 million and will borrow an additional $65 million upon FDA approval and FDA’s recognition in the Orange Book of the 7-year orphan drug exclusivity that GOCOVRI earned upon approval on August 24, 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The FDA has already recognized GOCOVRI’s orphan drug exclusivity by letter to us and on its Orphan Drug Designation and Approvals database listing.
Interest and principal on the loan will be payable from the proceeds of royalty on U.S. net sales of GOCOVRI and up to $15 million of our annual royalties from Allergan on U.S. net sales of Namzaric® starting in May 2020. The HCRP notes mature in December 2026, if not earlier prepaid.
We secured the loan with rights to GOCOVRI (ADS-5102) and rights to certain payment amounts on Namzaric and the loan documents further provide for assignment into our subsidiary holding these rights to any future intellectual property, licenses, assets and agreements with respect to the manufacture, development, supply, distribution, sale and commercialization of GOCOVRI. The loan documents contain customary events of default permitting HCRP to accelerate and require mandatory prepayment of outstanding principal and interest, including: failure to timely pay principal and interest when due and payable; failure to perform specified covenants with respect to maintenance of the collateral and prohibitions on liens with respect to the collateral; limitations on payments of dividends, additional loans, acquisition or merger transactions not in accordance with the arrangement. Upon the occurrence, an event of default under the loan documents, we could be required to prepay the entire loan and, if we are not able to do so, we may lose control over certain rights and payments to GOCOVRI and royalty payments with respect to Namzaric, either of which would seriously harm our business.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Any future revenue will depend on the successful commercialization and sales of GOCOVRI and our product candidates, the payment of royalties to us from Allergan under terms of our licensing agreement regarding Namenda XR® and Namzaric®, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products, which may vary significantly as they are launched and compete for position in the marketplace;

•
pricing and reimbursement policies with respect to GOCOVRI and product candidates, if approved, and the competitive response from existing and potential future therapeutic approaches that compete with our product candidates;

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
Risks related to our reliance on third parties
We rely on third-party contract manufacturing organizations to manufacture, serialize and supply GOCOVRI and our product candidates. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and qualify them. We may also face delays in the development, commercialization, and supply of GOCOVRI or our product candidates.
We currently have limited experience in, and we do not own facilities for, clinical and commercial manufacturing of GOCOVRI or our product candidates, and we rely upon third-party contract manufacturing organizations to manufacture, serialize and supply drug product for our clinical studies and to meet potential commercial demand. The manufacture of pharmaceutical products in compliance with the FDA’s current Good Manufacturing Practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our commercial supply of GOCOVRI or product candidates in our clinical trials could be jeopardized. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs, harm our ability to gain approval from regulatory authorities, and potentially disrupt patient access to our approved products. These events would substantially harm our business, reputation and stock price.
All third-party manufacturers of our products, product candidates and ingredients thereof must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our products and product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging, or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products or product candidates and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals, commercialization or supply of our products or product candidates, entail higher costs, impair our reputation, and potentially disrupt patient access or our approved products.
We rely on a single source third-party contract manufacturing organization for the manufacture and supply of our drug substances for GOCOVRI and our other product candidates.
We currently rely on single source suppliers for our drug substances for GOCOVRI and our other product candidates. We continue to seek additional long-term supply agreements with suppliers and supplier qualifications. A failure of our single source manufacturer or drug substance supplier or our failure to qualify at least one other manufacturer organization on a timely basis and validate the manufacturing process employed at that manufacturer or supplier could delay or harm commercialization of GOCOVRI or our product candidates. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts and obtain regulatory approvals and qualifications, which would adversely affect our business. New suppliers of any product candidate would be required to be qualified under applicable regulatory requirements, including demonstration of bioequivalence of the product made at the new supplier, and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract manufacturing organizations were not able to manufacture our drug substance or drug product or provide the requisite services, our business and financial condition would be materially adversely affected.
In our existing or any future potential collaborations or partnerships, we will likely not be able to control all aspects of the development and commercialization of our products or product candidates. This lack of control could subject us to additional risks that could harm our business.
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
We and Allergan are currently involved in ANDA litigation to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namenda XR® and Namzaric® to the market. See Litigation in “Note 7 - Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:

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
The post-marketing safety risks relating to Namzaric® and Namenda XR® are the same as those facing GOCOVRI.
The post-marketing safety risks relating to Namzaric® and Namenda XR® are the same as those facing GOCOVRI, which are described in the risk factor captioned “Unforeseen safety issues could emerge with GOCOVRI that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.” These things could lead us to experience failure to receive regulatory approval or receive approval with unexpected safety information in the prescribing information that could limit physician and patient acceptance of the product.
Risks related to government regulation
The regulatory approval process is expensive, time consuming, and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.
The research, development, manufacturing, quality control, labeling, approval, safety, effectiveness, storage, record keeping, reporting, selling, import, export, advertising, promotion, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, and by regulatory authorities in other countries, with different regulations from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States or other countries until we receive FDA approval of an NDA. On August 24, 2017, GOCOVRI was FDA-approved for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The FDA will need to approve supplemental NDAs for GOCOVRI before we can market the drug for other indications, such as multiple sclerosis walking impairment.
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
Similar to the approval pathway for GOCOVRI, we are developing our current and future product candidates, with the expectation that they will be eligible for approval through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the FDCA allows an NDA to rely in part on the FDA’s prior conclusions regarding the safety and effectiveness of an approved drug product, or reference listed drug (RLD). Use of the Section 505(b)(2) regulatory pathway could reduce the time required for the development programs of our product candidates by, for example, potentially decreasing the amount of preclinical and/or clinical data specific to a product candidate that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and the complications and risks associated with regulatory approval would likely substantially increase. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway may result in competitive products reaching the market more quickly than our product candidates, which would adversely impact our competitive position and prospects. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee that utilizing this pathway will ultimately lead to faster product development or earlier approval for any product candidate that we may attempt to develop and commercialize.
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
With the approval of GOCOVRI, we will continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
With the approval of GOCOVRI, the manufacturing, marketing, and further development of the approved product are subject to continual review by the FDA and/or analogous non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates will be subject to limitations on the indicated uses for which the product may be marketed, and may be subject to requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or analogous non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements with regard to the labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, tracking, recordkeeping, and periodic reporting for our products. Further, we and our contract manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance and maintenance of records and documentation. Regulatory authorities must approve manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Certain changes to the manufacturing processes for our product candidates, if approved, would also be subject to pre-approval by regulatory authorities. In addition, if we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, its manufacturer, or us, including but not limited to requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or applicable non-U.S. regulatory authorities, we could be subject to administrative or other sanctions, including:

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
In order to be eligible to have any of our product candidates that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense, Public Health Service, and Coast Guard (the “Big Four agencies”), and certain federal grantees, we are required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make any of our product candidates that we successfully commercialize that meet the statutory definition of “covered drug” (biologics and single and innovator multiple source drugs) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non-

FAMP”), which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $178,156 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.
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
We may decide to seek marketing authorizations to commercialize GOCOVRI, ADS-4101, and other future product candidates outside of the United States. To market our future products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
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
As of September 30, 2017, we had 84 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have only recently started to address these provisions such that the law is still developing, and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
In addition, the clinical development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

•	our success in commercializing GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease;

•	the availability of reimbursement by payers at acceptable levels, or at all, for GOCOVRI;

•	the success of competitive products or technologies;

•	results of clinical studies of our product candidates or those of our competitors;

•	introductions and announcements of new products and product candidates by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ products, product candidates, clinical studies, manufacturing process, or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be comparable to us;

•	our revenue performance, both in absolute terms and relative to analyst and shareholder expectations;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our current or future products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare reimbursement systems;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our current or future products;

•	market conditions in the pharmaceutical and biotechnology sectors;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed/Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1*	Amended and Restated Commercial Supply Agreement by and between Adamas Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC.					X

10.2*	Amended and Restated API Supply Agreement by and between Adamas Pharma, LLC and Moehs Ibérica, S.L.					X

10.3	Change in Compensation for Christopher B. Prentiss, Chief Accounting Officer.	8-K	001-36399	Item 5.02	9/21/2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

* Confidential Treatment Requested for certain portions of this exhibit
(1) This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	November 2, 2017	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2017	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Chief Financial Officer
(Principal Financial Officer)