Form 10-K
period 2017-12-31
Adamas Pharmaceuticals Inc
filed 2018-02-22
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $301,001,186 computed by reference to the last sales price of $17.49 as reported by the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 15, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 26,807,221.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

ADAMAS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectation as to the therapeutic profile of our products and product candidates, including the safety and efficacy thereof;

•	our expectations as to whether we will be able to obtain and maintain regulatory approval of our product candidates;

•	our expectations as to whether we will be able to successfully commercialize GOCOVRITM and any of our other products that are approved;

•	the rate and degree of market acceptance of our products in the future;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the anticipated scope, rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;

•	the potential cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the anticipated cost and timing of regulatory submissions and approvals;

•	our expectation as to the legal proceedings and related stays and terms of settlements;

•	our expectations as to the sufficiency of our capital resources to enable us to complete our ongoing clinical studies;

•	our expectations as to our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our expectations as to our ability to negotiate manufacturing arrangements and scale up manufacturing of our product candidates to commercial scale;

•	the anticipated performance by our collaboration partners over which we do not have control;

•	the anticipated receipt and timing of any royalties from our collaborators;

•	our expectations as to our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	the anticipated performance of third parties to conduct our clinical studies;

•	the anticipated ability of third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our expectations as to our ability to identify, develop, acquire and in-license new products and product candidates;

•	our expectations as to our ability to initiate new or continue clinical development programs;

•	our expectations as to our ability to initiate sites and enroll patients in our clinical studies at the pace that we project;

•	our expectations as to our ability to retain and recruit key personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our anticipated financial performance; and

•	our anticipated developments and projections relating to our competitors or our industry.
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

PART I
ITEM 1.  BUSINESS
Overview
At Adamas Pharmaceuticals, Inc., we seek to redefine the treatment experience for patients suffering from chronic neurological diseases. Our vision is grand, our goal bold: to create and commercialize a new generation of medicines intended to lessen the burden of disease on patients, caregivers and society. With a new commercial medicine and robust pipeline of investigational programs focused on meaningfully differentiated treatment options for patients, we believe we are well on our way. Our therapeutic targets include a broad range of neurologic diseases, including Parkinson’s disease, multiple sclerosis, epilepsy and Alzheimer’s disease.
Our treatment innovations stem from a deep scientific understanding of time-dependent biology–the deliberate mapping of disease patterns and drug activity–along with a goal to meaningfully increase the efficacy of known molecules without compromising tolerability. This approach is designed to ensure that our medicines fit within, rather than define, people’s daily lives. Our goal is to develop medicines that are timed for the benefit of patients.
Our understanding of time-dependent biological processes informs our every innovation, targeting advancement in treatment of chronic neurologic disorders. Our expanding portfolio includes:
Approved Product:

•
GOCOVRITM (amantadine) extended release capsules, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections, and we fully launched GOCOVRI with a deployed sales force in January 2018.

Potential Additional Indications for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):

•
ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. We expect the start of our Phase 3 pivotal study in this supplemental indication to occur early in the second quarter of 2018.

•
ADS-5102 in research and potential development for additional indications, including the treatment of wearing OFF and delaying motor complications in Parkinson’s disease, tardive dyskinesia, Huntington’s chorea, Tourette syndrome, and non-motor disorders, including depression, and anti-psychotic induced weight gain. We expect to select additional indications for ADS-5102 by first quarter 2019.

Product Candidates:

•
ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. We have requested a meeting with the FDA in the first half of 2018, with the start of a Phase 3 pivotal study planned for 2019, depending on FDA feedback.

•	Additional product candidates in research based on potential new discoveries in Parkinson’s disease, multiple sclerosis, epilepsy, as well as new research programs in psychiatry.
Partnered Products:

•
Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under an exclusive license agreement between us and Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc.

•
Namenda XR® (memantine hydrochloride) extended release capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under the Forest license agreement.

Products in our wholly-owned portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by seven-year orphan drug exclusivity, three-year new product exclusivity, and issued patents and pending patent applications out to at least 2035.
We have developed our current portfolio of therapies in a capital efficient manner. As of December 31, 2017, we had raised a total of $201.3 million from equity financings, including $61.8 million in net proceeds raised in January 2016 from the sale of 2,875,000 shares of common stock. We also received $160.0 million in upfront and milestone payments and $4.1 million in development funding from our partnership with Allergan plc. As of December 31, 2017, we had an accumulated deficit of $211.7 million and $176.4 million in cash, cash equivalents, and investments. In May 2017, we entered into a Royalty-Backed Loan, or HCRP Loan, with HealthCare Royalty Partners (“HCRP”). As of December 31, 2017, long-term debt related to our HCRP Loan was $102.6 million. In January 2018, we raised an additional $134.1 million in net proceeds from the sale of 3,450,000 shares of common stock.
Our Market Opportunity
We estimate that approximately 36 million people in the United States suffer from chronic central nervous system, or CNS, disorders such as Parkinson’s disease, multiple sclerosis, epilepsy, psychosis, depression, and Alzheimer’s disease. CNS diseases are frequently treated with multiple medications having different mechanisms of action with the goal of maximizing symptomatic benefits for patients. Existing CNS drugs often require frequent dosing and may have tolerability issues that limit the amount of the drug that can be taken each day. We believe that many CNS disorders could be better addressed in individual patients, as well as society as a whole, if drug concentrations (or the pharmacokinetic profiles) were shaped as a function of time and disease activity, to improve treatment efficacy while maintaining tolerability.
Our Strategy
Our business strategy is to discover, develop, and commercialize clinically differentiated medicines for patients suffering from chronic neurologic disorders, based upon our understanding of time-dependent biology.
Our Portfolio
The following table summarizes our portfolio:

Approved Product:
GOCOVRI (formerly referred to as ADS-5102) for the Treatment of Dyskinesia in Patients with Parkinson’s Disease
GOCOVRITM (amantadine) extended-release capsules is the first and only medicine approved by the FDA for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. GOCOVRI, a high-dose, 274-mg amantadine taken once-daily at bedtime that delivers high levels of amantadine in the morning and throughout the day when dyskinesia occurs, was approved by the FDA on August 24, 2017, and was granted seven years of orphan exclusivity upon its approval. GOCOVRI is now available for patients in need, and we are actively educating physicians about the GOCOVRI proven efficacy and safety profile, and promoting to physicians. We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, and commenced the full commercial launch of GOCOVRI in January 2018. In addition to orphan exclusivity that protects GOCOVRI into 2024, issued patents and filed patent applications potentially provide GOCOVRI additional protections through at least 2035.
Parkinson’s disease is a chronic, neurodegenerative disorder affecting close to one million people in the United States. Levodopa, which replaces lost dopamine, is considered the “gold standard” and the most effective therapy for Parkinson’s disease. Over time, people with Parkinson’s disease require increasingly higher or more frequent doses of levodopa to avoid recurrent periods of OFF time–characterized by slowness of movement, rigidity, impaired walking, tremors, and postural instability–when the underlying symptoms of Parkinson’s disease return. At this stage of the Parkinson’s disease journey, it is characterized by an over-activated glutamate system, which leads to the symptoms of dyskinesia and OFF time. Accordingly, as Parkinson’s disease progresses, approximately 90 percent of people on levodopa therapy will experience dyskinesia, which is characterized by involuntary movements that are non-rhythmic, purposeless and unpredictable, impacting peoples’ daily lives. Of the 400,000 Parkinson’s disease patients in the United States with motor complications, approximately 150,000 to 200,000 suffer with dyskinesia.
In a robust clinical program consisting of three randomized, placebo-controlled studies and a two-year, ongoing, open label safety study, GOCOVRI demonstrated a durable reduction in dyskinesia and secondarily in OFF time in people with Parkinson’s disease. Specifically, the pooled data analysis from the two positive, Phase 3 pivotal trials of GOCOVRI demonstrates:

•	A 41% reduction in dyskinesia as measured on the Unified Dyskinesia Rating Scale total score, compared to 14% for placebo at week 12;

•	A reduction in OFF time of approximately one hour per day (placebo adjusted); and

•	An increase of approximately 4.0 hours in functional time daily (or ON time without troublesome dyskinesia).
The most common adverse reactions with GOCOVRI were hallucinations, dizziness, dry mouth, peripheral edema, constipation, falls and orthostatic hypotension. Warnings and precautions with GOCOVRI include falling asleep during activities of daily living, suicidality and depression, orthostatic hypertension/dizziness, and hallucinations/psychotic behavior.
In addition, the ongoing open label safety study of GOCOVRI has demonstrated the long-term durability and safety of GOCOVRI out to 88 weeks, and a significant improvement in patients in the study who were switched from amantadine immediate release treatment to GOCOVRI. We expect the final results of the two-year open label safety study to be reported mid-year in 2018.
As of December 31, 2017, after being available for a little over two months for physician and patient use without sales-based promotional efforts by us, 100 distinct prescribers had prescribed GOCOVRI for Parkinson’s disease patients with dyskinesia. This early reception of GOCOVRI by physicians is consistent with our market research indicating that GOCOVRI would be well-received by physicians, patients and payers. In that research, almost 60% of physicians agree that “efficacy in reducing dyskinesia” was the most important unmet need for dyskinesia treatment. On January 8, 2018, we deployed our field sales team of 59 experienced neurology account specialists specifically to drive awareness and promote GOCOVRI to approximately 6,500 physicians who treat Parkinson’s disease patients. Our sales team will be educating physicians about appropriate use of GOCOVRI using marketing materials developed with feedback from experts in the Parkinson’s disease community, as well as the published, peer reviewed scientific articles reporting the data from our two pivotal Phase 3 studies of GOCOVRI.
Additionally, while GOCOVRI faces similar launch challenges as any newly approved medicine with a new indication, we are pleased with the payer response to GOCOVRI’s availability since October 2017 at a list price of $28,500 per year. To further facilitate patient access, in October 2017, we launched GOCOVRI Onboard, a patient services program. GOCOVRI Onboard provides reimbursement assistance as well as a Quick Start program that offers eligible patients a supply of GOCOVRI within days of receiving a prescription, while insurance coverage is being adjudicated; a co-pay assistance program for commercially insured patients, to ensure that they pay no more than $20 per prescription; a patient assistance program for under insured or non-insured patients; and the provision of information for government insured patients about available programs to assist with their out of pocket costs.
Potential Additional Indications for GOCOVRI (amantadine) extended release capsules (formerly ADS-5102):
ADS-5102 in Development for the Treatment of Walking Impairment in Patients with Multiple Sclerosis
ADS-5102, a high-dose amantadine investigational agent taken once-daily at bedtime, was designed to provide a slow initial rate-of-rise in drug concentrations and a delayed time to the maximum concentration. Symptomology of multiple sclerosis walking impairment, or MS Walking, has been associated with dysregulation of the NMDA receptor/glutamate signaling, as has been reported in Parkinson’s disease. Symptoms, therefore, may be improved by modulating over-activated NMDA receptor/glutamate signaling. These symptoms are present during waking hours, not while the individual is asleep. As a result, an effective treatment should provide relief beginning in the morning, and be sustained throughout the day, while not disrupting sleep.
Walking impairment affects a majority of the approximately 400,000 multiple sclerosis patients in the United States. MS Walking remains an area of high unmet need, even though there is one approved product on the market for the indication. Our market research suggests that a high proportion of multiple sclerosis patients develop walking impairment, significantly impacting both quality of life and independence. Additionally, physician satisfaction with current treatment options is low, and payers find current treatment to be inappropriate for newly diagnosed patients and effective only in a minority of patients.
We plan to initiate a Phase 3 study of ADS-5102 for patients with MS Walking early in the second quarter of 2018, based on the feedback we received from our End-of-Phase 2 meeting with the FDA. Our Phase 2, 4-week proof-of-concept study showed a significant benefit in walking speed versus placebo on both mean value and the proportion of participants with a clinically significant 17% improvement. The results for timed-up-and-go (TUG) and 2-minute walking test (2MWT) also suggested benefit on other aspects of mobility and walking.
Our Phase 3 program is planned to consist of two Phase 3 studies, a pivotal efficacy and safety study, and an open label safety study. We are also completing non-clinical studies to support the approval in this multiple sclerosis population. If the first pivotal Phase 3 study is successful, we intend to meet with the FDA to confirm the filing requirements for this supplemental NDA.
GOCOVRI (ADS-5102) in Research and Potential Development for Additional Indications
We are continuing to review the results of preclinical studies, clinical trials, and case reports published in peer reviewed medical journals to evaluate additional potential indications for ADS-5102, including the treatment of wearing OFF and delaying motor complications in Parkinson’s disease, tardive dyskinesia, Huntington’s chorea, Tourette syndrome, and non-motor disorders, including depression, and anti-psychotic induced weight gain. We expect to select additional indications for ADS-5102 by the first quarter of 2019.
Product Candidates:
ADS-4101 in Development for the Treatment of Partial Onset Seizures in Patients with Epilepsy
ADS-4101 is an investigational high-dose, modified release lacosamide capsule, taken once-daily at bedtime. Lacosamide is an anti-epilepsy active ingredient previously approved by the FDA and currently marketed by UCB SA/NV as VIMPAT® (lacosamide). Based upon the patents and regulatory exclusivities listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, it is estimated that VIMPAT will lose patent exclusivity in 2022. ADS-4101 was designed to temper the initial rate-of-rise in lacosamide concentrations, potentially improving the adverse event profile and dose limitations due to dizziness following administration of VIMPAT.
Epilepsy affects an estimated three million Americans, of which approximately 2/3 have partial onset seizures. Of those people with partial onset seizures, about 30% of patients have poor seizure control with current anti-epilepsy drugs. There are limited data on the temporal distribution of seizures over the 24-hour day; however, published studies suggest that seizures occur in a diurnal pattern, characterized by a peak between 11 a.m. and 5 p.m. and lowest between 11 p.m. and 5 a.m. Thus, by matching the timing pattern of seizures to the concentration of the anti-epileptic drug, with a higher drug concentration during the day and lower drug concentration during the night, ADS-4101 may enable improved seizure control for adults with epilepsy in the United States.
We have completed two Phase 1 studies of ADS-4101 in healthy volunteers. The Phase 1a study showed that a single 400 mg dose of ADS-4101 was better tolerated compared to the equivalent dose of VIMPAT immediate release tablets. The data also demonstrated that ADS-4101 exhibited the desired pharmacokinetic properties, namely a reduced rate of initial rise and delayed time to maximum drug concentration appropriate for bedtime dosing. The recently completed and reported results of a multi-dose Phase 1b study demonstrated that a 600 mg dose of ADS-4101, taken once-nightly, provided a 1.5 to 2.5-fold increase in average lacosamide concentrations throughout the day compared to the maximum approved daily dose of 400 mg, taken as 200 mg twice-daily (BID), of VIMPAT immediate release tablets in healthy volunteers, with comparable tolerability.
We expect to meet with the FDA in a meeting regarding our planned Phase 3, pivotal program for ADS-4101 in the first half of 2018. Our proposed clinical development program includes two Phase 3 studies: a robust pivotal study comparing 400 mg and 600 mg of ADS-4101 to placebo, as well as the active comparator, VIMPAT, and an open-label extension study. Subject to the feedback from the FDA, we anticipate that the Phase 3 study would enroll starting in 2019 and complete enrollment in 2020. The timing of the ADS-4101 clinical development program and its potential approval in the United States is planned to allow us to optimize ADS-4101’s intellectual property protections and market opportunity.
New Product Discovery–Advancing the Product Pipeline
We continue to apply our “time-dependent biology” approach to identify CNS diseases for which we can drive significant improvements in efficacy without compromising tolerability. Research programs underway include:

•	Additional programs in epilepsy, based upon our seizure profile discoveries;

•	New programs in psychiatry;

•	Additional Parkinson’s products, alone and potentially in combination with ADS-5102; and

•	Additional Multiple sclerosis products, alone and potentially in combination with ADS-5102.
We anticipate conducting four to five discovery projects per year, with the goal to nominate one additional clinical development program per year.
Partnered Products:
Namzaric® and Namenda XR® for the Treatment of Moderate to Severe Dementia of an Alzheimer’s Type
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules and Namenda XR (memantine hydrochloride) extended release capsules are two commercially available medicines, which are currently marketed by Forest, an indirect wholly-owned subsidiary of Allergan plc, in the United States for the treatment of moderate to severe Alzheimer’s disease. Although we are eligible to receive royalties on net sales of Namenda XR beginning in June 2018, we do not expect to receive such royalties because of the potential entry of generic versions of Namenda XR. We are eligible to receive royalties on net sales of Namzaric beginning in May of 2020.
Upcoming Milestones
We expect the following milestones to occur over the next two years:
GOCOVRITM

•	Providing updates on our commercial progress with GOCOVRI quarterly;

•
Presenting data at key annual scientific meetings, including the American Academy of Neurology (AAN), Movement Disorder Society (MDS), as well as publishing additional preclinical, Phase 1 and Phase 3 results for GOCOVRI; and

•	Reporting final EASE LID 2 Phase 3 open-label safety and efficacy data.
ADS-5102 (GOCOVRI)

•	Starting first Phase 3 study in MS Walking in early second quarter 2018;

•	Starting an open-label safety and efficacy study by fourth quarter 2018;

•	Completing enrollments in a first Phase 3 study in MS Walking by the second half of 2019; and

•	Advancing additional indications for ADS-5102 by first quarter 2019.
ADS-4101

•	Conducting a meeting with the FDA in the first half of 2018; and

•	Enrolling in Phase 3 study patients with partial onset seizures with epilepsy in 2019-2020 (pending FDA feedback).
New Product Development

•	Advancing two research programs into clinical development by the second half of 2020.
License agreement with Allergan
In November 2012, we granted Allergan an exclusive license, with right to sublicense, certain of our intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. We earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable.
We are entitled to receive royalties on net sales in the United States by Allergan, its affiliates, or any of its sublicensees of controlled-release versions of memantine products covered by the terms of the license agreement. Beginning in May 2020, we will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric in the United States. Beginning in June 2018, we will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from us covering such product. However, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics. For further information, see Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. As stated above, we do not expect to receive royalties on sales of Namenda XR because of the potential entry of generic versions of Namenda XR.
Intellectual property
In developing therapies, we search for large treatment effects in the existing landscape of medicines. From that inquiry, we discover temporal patterns of disease activity and drug response, identify and invent new product candidates designed to achieve potentially greater efficacy with manageable safety and tolerability profiles.
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
As of February 1, 2018, we owned 28 issued U.S. patents, 15 U.S. patent applications, and additional patents and patent applications in other jurisdictions. The patent portfolios for Namenda XR, Namzaric, GOCOVRI, ADS-4101, and ADS-8704 as of February 1, 2018 are summarized below:
GOCOVRI
GOCOVRI for its FDA-approved indication and other indications Adamas is actively studying is currently covered by a total of 13 issued U.S. patents and 7 additional patent applications containing method and composition claims relating to their pharmacokinetic profile and dosing of amantadine. These patents and applications, if issued, expire at least as late as 2035. These patents and patent applications are wholly owned by us and are not subject to any license agreements. We also own additional foreign patent applications covering GOCOVRI.
ADS-4101
ADS-4101 is currently covered by U.S. and PCT patent applications containing method and composition claims relating to their pharmacokinetic profile and dosing of antiepileptic agents. Patents issuing from these applications, if issued, will expire in 2036. These patent applications are wholly owned by us and are not subject to any license agreements.
Namenda XR, Namzaric
Namenda XR and Namzaric are covered by a total of 13 of our issued U.S. patents containing method and compositions claims relating to their pharmacokinetic profile and method claims relating to dosing of memantine. These patents expire as late as 2029 and are exclusively licensed to Allergan. We also own additional foreign patents and patent applications covering Namenda XR and Namzaric.
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
Research and Development
We continue to maintain our commitment to research and development, and a significant portion of our operating expenses is related to research and development. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2017, 2016 and 2015, which information is incorporated by reference here.
Commercial activities, including sales and marketing
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, and commenced the full commercial launch of GOCOVRI in January 2018. In connection with this launch, we deployed a sales force of 59 Neurology Account Specialists plus 6 regional business directors. A significant portion of our operating expenses in 2018 will be related to our commercialization activities. Specifically, we estimate that we will focus our marketing and sales efforts on approximately 6,500 physician targets. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for revenues and our net loss for each of the fiscal years 2017, 2016 and 2015, and total assets as of the end of each of those three years, which information is incorporated by reference here. For 2017, sales of GOCOVRI accounted for over 99% of our revenues, while in 2016 and 2015 all of our revenues were from reimbursements for research and development expenses under our license agreement with Allergan and from government contracts.
All of our revenues for the years ended December 31, 2017, 2016, and 2015, were generated in the United States. As of December 31, 2017, 2016, and 2015, all long-lived assets were in the United States. See “Risk Factors” for risks attendant to foreign operations.
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
GOCOVRITM
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we may face competition from various drugs approved for the treatment of Parkinson’s disease, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV), Sinemet (Merck & Co., Inc.), Parcopa (Schwartz Pharma, Mylan and others), Rytary (Impax), Duopa (AbbVie), Xadago (Newron Pharmaceuticals S.p.A.), Osmolex ER (Osmotica Pharmaceuticals LLC) and immediate release amantadine. Other products in late stage development for Parkinson’s disease includes product candidates from Acorda, Mitsubishi Tanabe, Bial-Portela CSA, Genervon Biopharmaceuticals, and Pharma Two B. GOCOVRI may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies, such as Novartis, Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. In addition, GOCOVRI will face competition from the medical strategies historically used by physicians to manage dyskinesia, such as levodopa dose fractionation.
Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers.
Also, GOCOVRI may potentially face competition from other extended release versions of amantadine approved by the FDA that may be in development, even if not approved for the treatment of dyskinesia in patients with Parkinson’s disease or approved without new clinical efficacy and safety data. For example, on February 16, 2018, the FDA approved Osmolex ER (amantadine) extended release tablets, manufactured by Osmotica Pharmaceuticals, LLC, for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions.
Namzaric/Namenda XR
In the market for Alzheimer’s disease treatments, Namenda XR and Namzaric compete or will compete with branded and generic products such as galatamine, rivastigmine, and donepezil. In addition, Allergan currently markets Namenda, the immediate-release version of memantine, which physicians and patients may favor instead of Namenda

XR, the controlled-release version. In addition, generic versions of Namenda became available in 2015. Several generic manufacturers have or are currently seeking regulatory approval or have received regulatory approval to market generic versions of Namenda XR and Namzaric. We and our partner Allergan continue enforcement of our patent rights with respect to these products. We are also aware that other biopharmaceutical companies are developing treatments for Alzheimer’s disease that may compete with Namenda XR and Namzaric. See Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for more information.
Manufacturing
We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and finished drug products required for commercialization of GOCOVRI and to supply our clinical trials of ADS 5102 and our other product candidates. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of GOCOVRI, and for other product candidates, if and when we receive approval for marketing by the applicable regulatory authorities. With respect to GOCOVRI and our product candidates, we are seeking to qualify additional manufacturers of both bulk drug substance and finished drug products. For example, with respect to GOCOVRI, the FDA recently approved a supplemental new drug application by which we qualified a second manufacturing site with our current third-party manufacturer of GOCOVRI.
GOCOVRI and our product candidates are based upon controlled release coated pellet technology and can be difficult to manufacture. These products consist of an inert core, a drug layer, an optional seal coating, and controlled release coatings. Our products are made in a fluidized bed coating machine in sequential steps. Once the extended or modified release coating is applied, the coated pellets are tested to ensure that the desired dissolution rate is achieved. These coatings are relatively thin, and susceptible to changes in raw materials, temperature, humidity, and other manufacturing process parameters.
Allergan is responsible for all manufacturing related to Namzaric and Namenda XR.
Our third-party manufacturers, their facilities, and all lots of drug substance and drug products used commercially or in our clinical trials are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. These actions could have a material impact on the availability of our products.
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

Our product development strategy often relies on using Phase 2/3 studies as a central element of our clinical development plans. Typically, these studies involve the testing of two or more doses of a product candidate, as is characteristic of a Phase 2 study, and also include a sufficient number of patients so that statistically significant evidence of efficacy can be obtained, as is characteristic of a Phase 3 study. In addition, we conduct the studies in a manner that we believe is consistent with the requirements for a Phase 3 study. We believe this approach has the potential to significantly shorten the time frame required for clinical development. The FDA generally requires that sponsors successfully complete two Phase 3 studies to obtain approval for a new drug, though in certain circumstances a single Phase 3 study is sufficient. We design and conduct our Phase 2/3 studies in a manner that is intended to allow the study to qualify as a Phase 3 study for the purposes of approval. The FDA has broad discretion in determining whether or not a completed Phase 2/3 study will be considered the equivalent of a Phase 3 study for the purposes of approval, and there can be no assurance that the FDA will agree with our assessment that the design, conduct, and results of a Phase 2/3 study are such that the study should be treated as a Phase 3 study.
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
NDA submission, review and approval by the FDA
The Federal Food, Drug, and Cosmetic Act (“FDCA”) provides two pathways for the approval of new drugs through an NDA. An NDA under Section 505(b)(1) of the FDCA is a comprehensive application to support approval of a product candidate that includes, among other things, data and information to demonstrate that the proposed drug is safe and effective for its proposed uses, that production methods are adequate to ensure its identity, strength, quality, and purity of the drug, and that proposed labeling is appropriate and contains all necessary information. A 505(b)(1) NDA contains results of the full set of preclinical and clinical studies conducted by or on behalf of the applicant to characterize and evaluate the product candidate.
Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to obtain FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference listed drug (“RLD”), and submit its own product-specific data-which may include data from preclinical or clinical studies conducted by or on behalf of the applicant-to address differences between the product candidate and the RLD. GOCOVRI and our current and anticipated product candidates based upon ADS-5102 are or will be based on already approved active pharmaceutical ingredients (“API”), rather than new chemical entities, and a formulation that has been evaluated in Phase 1 studies. Accordingly, we expect to be able to rely on information from previously conducted studies involving our ADS-5102 formulation in our clinical development plans and our NDA submissions. For product candidates that involve novel fixed-dose combinations of existing drugs or for studies of an existing product or product candidate in a new indication, we expect that we will generally be able to initiate Phase 2/3 studies without conducting any new non-clinical or Phase 1 studies. In those instances where our product candidate includes previously unapproved API, we will need to conduct certain non-clinical and Phase 1 studies to investigate the safety and pharmacokinetic profile of the product candidate prior to conducting Phase 2/3 studies.
The submission of an NDA under either Section 505(b)(1) or Section 505(b)(2) generally requires payment of a substantial user fee to the FDA. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity. For some NDAs, the FDA may convene an advisory committee to seek insights and recommendations on issues relevant to approval of the application. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually follows such recommendations. Although the FDA did not do so upon the approval of GOCOVRI, the FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug or biological product in relevant pediatric populations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
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
The Hatch-Waxman Act
The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established two abbreviated approval pathways for pharmaceutical products that are in some way follow-on versions of already approved products: the 505(b)(2) NDA pathway, described above, and the abbreviated new drug application (“ANDA”) pathway. To facilitate these abbreviated approval pathways, NDA applicants are required to list the FDA information concerning certain patents with claims that cover the applicant’s product. Upon approval of an NDA and upon the issuance of any new patent claims that meet the requirements for submission to the FDA, the NDA holder is required to update the information and submit any new information concerning applicable patents, which will then be published in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA (1) that no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) that such patent has expired; (3) the date on which such patent expires; or (4) that such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification. If the ANDA or 505(b)(2) applicant provides a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the RLD and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. If the NDA holder or patent owner files a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification, the FDA may not approve the 505(b)(2) application or ANDA until the earlier of 30 months from the date the NDA or patent holder receives notice of the certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. If a listed patent claims a method of using the approved drug, the ANDA or 505(b)(2) NDA applicant may, instead of submitting a certification to the patent, submit a “Section viii” statement certifying that the labeling for the proposed product does not contain, or carves out, any language regarding the patented method-of-use. We and Forest have received notices of ANDAs submitted to the FDA requesting permission to manufacture and market generic versions of Namenda XR and Namzaric, and we and Forest have agreed to settlements with certain ANDA filers on Namenda XR and Namzaric and we are currently in litigation with one filer in each case. For further information, see Litigation and Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.
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
A product, like GOCOVRI, that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains clinical data that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of the ANDA or 505(b)(2) application; rather, the FDA may not grant final approval to the ANDA or 505(b)

(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data. For example, if an NDA is submitted for a product that seeks approval for a new indication, and clinical data were required to demonstrate the safety or effectiveness of the product for that use, the FDA could not approve an ANDA or 505(b)(2) application for another product with that active moiety for that use. Upon receiving FDA approval, GOCOVRI received this three-year exclusivity for the submission of new clinical data that was necessary for approval.
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
The extensive laws and regulations that apply to the research, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of drug products and product candidates in the United States are subject to change, and it is difficult to foresee whether, how, and when such changes may affect our business.

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
Additionally, the federal Open Payments program requires manufacturers of drugs, devices, biological, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the federal government information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.
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
Depending on the circumstances, failure to comply with these laws can result in penalties, including criminal, civil, and/or administrative criminal penalties, damages, fines, disgorgement, exclusion of products from reimbursement under government programs, “qui tam” actions brought by individual whistleblowers in the name of the government, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits, and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business.
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
Some of the provisions of the PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.
There has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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
Coverage, reimbursement, and formulary placement decisions are being negotiated on a plan by plan basis for GOCOVRI for the treatment of dyskinesia in Parkinson’s disease. Coverage, reimbursements, and placement decisions for a new product are based on many factors including the coverage, reimbursement, and placement of already marketed branded drugs for the same or similar indications, the safety and efficacy of the new product, availability of generics for similar indications, and the clinical need for the new product. Within the Medicare program, as self-administered drugs, GOCOVRI would be reimbursed under the expanded prescription drug benefit, known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These Part D plans negotiate discounts with drug manufacturers, which are passed on to each of the plan’s enrollees. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2019. To help achieve this reduction, since 2011, pharmaceutical manufacturers are required to pay quarterly discounts of 50% off the negotiated price of branded drugs issued to Medicare Part D patients in the donut hole, and such quarterly discounts will increase to 75% in 2019.
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
Medicinal products that are (a) used to treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the European Union; or (b) used to treat or prevent life-threatening or chronically debilitating conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) where no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition, may be granted an orphan designation in the European Union. The application for orphan designation must be submitted to the EMA and approved before an application is made for marketing authorization for the product. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the European Union member states, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.
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
Employees
As of December 31, 2017, we had 147 full-time equivalent employees. Of these employees, 25 were engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Risks related to the commercialization of GOCOVRITM (amantadine) extended release capsules (formerly ADS-5102)
Our success depends heavily on successful commercialization of GOCOVRI, which received approval in August 2017 from the U.S. Food and Drug Administration, or FDA, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. To the extent GOCOVRI is not commercially successful, our business, financial condition and results of operations will be materially harmed.
We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and now commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The success of GOCOVRI will depend on numerous factors, including:

•	our success in commercializing GOCOVRI, including the marketing, sales, and distribution of the product;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	acceptance of GOCOVRI by physicians, patients and the healthcare community;

•	the acceptance of pricing and placement of GOCOVRI on payers’ formularies and the associated tiers;

•	effectively competing with other approved or used medicines and future compounds in development;

•	continued demonstration of an acceptable safety profile of GOCOVRI following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
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
GOCOVRI may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payers, and others in the healthcare community. The degree of market acceptance of GOCOVRI will depend on a number of factors, including:

•	its efficacy, duration of response, and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the acceptability of the price of GOCOVRI relative to other treatments;

•	the willingness of physicians to change their current treatment practices;

•	its convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the effectiveness of our marketing, promotion, selling, and distribution support; and

•	the availability of third-party insurance coverage or reimbursement.
The failure of GOCOVRI to achieve market acceptance would negatively impact our business.
If we are unable to effectively market, promote, sell, and distribute GOCOVRI and to retain experienced commercial personnel, our business will be substantially harmed.
We currently have limited experience in marketing, selling and distributing pharmaceutical products. With respect to GOCOVRI in particular, it is a newly marketed drug and is the first and only drug approved by the FDA for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. Therefore, none of the members of our recently hired commercial team, including our sales force, has ever promoted GOCOVRI prior to its launch, and we have only recently established our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize GOCOVRI. As a result, we will be required to expend significant time and resources to market, sell, and distribute GOCOVRI to neurologists and movement disorder specialists in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities, that we have developed will be successful. Specifically, for distribution of GOCOVRI, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business will suffer. Also, if we are unable to effectively market and sell GOCOVRI for any reason, including ineffective training of our sales force or equipping them with ineffective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of GOCOVRI and its proper administration, our efforts to successfully commercialize could be put in jeopardy.
Failure to successfully obtain coverage and reimbursement for GOCOVRI in the United States, or the availability of coverage and reimbursement only at limited levels, would diminish our ability to generate product revenue.
Our ability to commercialize GOCOVRI successfully in the United States will depend in part on the extent to which coverage and reimbursement for GOCOVRI becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and reimbursement discussions are currently ongoing with payers. Coverage and adequate reimbursement from both governmental healthcare programs, such as Medicare and Medicaid, and commercial payers are critical to GOCOVRI’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or cheaper therapeutic alternatives are already available or subsequently become available. For example, although no payer has done so to date, a payer may determine to require patients to use other formulations of amantadine for dyskinesia (even though it is not approved for that indication) prior to receiving reimbursement for GOCOVRI.
Coverage and reimbursement may not be available for GOCOVRI. Even if we obtain coverage for GOCOVRI, the resulting reimbursement rates might not be adequate or may require co-payments or co-insurance payments that patients find unacceptably high. Coverage and reimbursement determinations by third-party payers will impact the demand for GOCOVRI and therefore our revenues. Patients may choose not to use GOCOVRI if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost. If coverage and reimbursement are not available or are available only to limited levels, we may not be able to successfully commercialize GOCOVRI.
As with any newly approved medicine for a particular indication, there may be significant delays in obtaining final coverage and reimbursement decisions for GOCOVRI. Third-party payers are increasingly challenging the price and reviewing the cost-effectiveness of medical drug products, in addition to questioning their safety and efficacy. Coverage and reimbursement decisions for GOCOVRI by third-party payers are generally subject to change and may not be permanent.

Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs, such as the federal 340B Drug Pricing Program, or by private third-party payers and could also be adversely affected by any future relaxation of laws that currently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, private third-party payers often rely upon Medicare coverage and reimbursement policies and payment limitations in setting their own coverage and reimbursement policies.
Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private third-party payers for GOCOVRI could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
We face substantial competition in the commercialization of GOCOVRI.
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we may face competition from various drugs approved for the treatment of Parkinson’s disease, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV), Sinemet (Merck & Co., Inc.), Parcopa (Schwartz Pharma, Mylan and others), Rytary (Impax), Duopa (AbbVie), Xadago (Newron Pharmaceuticals S.p.A.), Osmolex ER (Osmotica Pharmaceuticals LLC) and immediate release amantadine. Other products in late stage development for Parkinson’s disease includes product candidates from Acorda, Mitsubishi Tanabe, Bial-Portela CSA, Genervon Biopharmaceuticals, and Pharma Two B. GOCOVRI may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies, such as Novartis, Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. In addition, GOCOVRI will face competition from the medical strategies historically used by physicians to manage dyskinesia, such as levodopa dose fractionation.
Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers.
Also, GOCOVRI may potentially face competition from other extended release versions of amantadine approved by the FDA or that may be in development, even if not approved for the treatment of dyskinesia in patients with Parkinson’s disease or approved without new clinical efficacy and safety data. For example, on February 16, 2018, the FDA approved Osmolex ER (amantadine) extended release tablets, manufactured by Osmotica Pharmaceuticals, LLC, for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions in adult patients.
If we are unable to maintain orphan exclusivity for GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, our business may be substantially harmed.
Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. Generally, if a drug product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is up to seven years in the United States. GOCOVRI received orphan designation for the treatment of levodopa-induced dyskinesia in 2015. When it was approved for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, GOCOVRI earned seven years of orphan drug exclusivity. The FDA has recognized GOCOVRI’s orphan drug exclusivity by letter to us on its Orphan Drug Designation and Approvals database listing and the Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book.
Although we have obtained marketing approval for GOCOVRI for the treatment of dyskinesia, the FDA could still subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care, or if we are unable to assure that sufficient quantities of medicine are available to meet patient needs. If we are unable to maintain orphan drug exclusivity for GOCOVRI for the treatment of dyskinesia, our business would be substantially harmed.
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
The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Orange Book or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.
The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to GOCOVRI or products with which it competes, our business would be materially harmed. Furthermore, even if ultimately successful, ANDA litigation can take several years and is generally time-consuming and costly. Such litigation has been commenced by Forest Laboratories Holdings Limited, or Forest, an indirect wholly-owned subsidiary of Allergan plc, referred to collectively with Forest as Allergan, and us to enforce certain patents related to Namenda XR® and Namzaric®. See Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for more information. Based on adverse trial and appellate court rulings to date with respect to Namenda XR, we do not expect to receive royalties on net sales of Namenda XR due to the potential entry of generic versions of Namenda XR. The pending ANDA litigation with respect to Namzaric is at a very early stage.
There is an ongoing open label safety study with GOCOVRI in Parkinson’s disease patients with dyskinesia. New safety findings regarding GOCOVRI from this study could harm our business.
There is an ongoing safety study with GOCOVRI. If any new safety concerns emerge from this ongoing clinical study, we may:

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
Discovery of unforeseen safety problems or increased focus on a known problem could impact our ability to commercialize GOCOVRI and could result in restrictions on its permissible uses, including withdrawal of the medicine from the market.

If we or others identify additional undesirable side effects caused by GOCOVRI after approval:

•	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;

•
we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy, or REMS;

•	we may have limitations on how we promote our drugs;

•	third-party payers may limit coverage or reimbursement for GOCOVRI;

•	sales of GOCOVRI may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of GOCOVRI and could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from its sale.
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
If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, their patients or payers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we cannot successfully defend ourselves against claims that GOCOVRI caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
With the August 2017 approval of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we are permitted to market or promote it only for the treatment of dyskinesia and not for other uses. We are developing GOCOVRI for at least one additional indication, treatment of walking impairment in patients with multiple sclerosis, and potentially others. In order to market and promote GOCOVRI for these additional indications, we will need to conduct additional clinical trials that will likely be time-consuming and expensive to obtain regulatory approval for such uses. Additionally, our current marketing and promotional efforts will be limited to the use of information included in or deemed to be consistent with the approved prescribing information for GOCOVRI for the treatment of dyskinesia, including the clinical data and results reflected in the prescribing information. To use information not consistent with the approved prescribing information will require additional regulatory approvals.
If we are found to have improperly promoted unapproved uses of GOCOVRI, or if physicians misuse it, we may be subject to restrictions on the sale or marketing of GOCOVRI and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
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
We will participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare and Medicaid Services, or CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.
In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
GOCOVRI is complex to manufacture, and manufacturing disruptions may occur that could cause us to experience disruptions in the supply of GOCOVRI.
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
Risks related to our product candidates in clinical development
Our success depends on the timely clinical development, approval and successful commercialization of our product candidates. If we are unable to do any of these with our product candidates or if we experience significant delays in doing so, our business will be materially harmed.
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
We will face risks in the development of ADS-5102 (GOCOVRI) for additional indications, ADS-4101 and other product candidates.
There are risks associated with pursuing clinical trials in other indications for ADS-5102 (GOCOVRI), ADS-4101 and other product candidates, as we may experience numerous unforeseen events during, or as a result of clinical studies that could harm our ability to commercialize such products and candidates or to receive regulatory approval, including that:

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

•
our third-party vendors, including our Contract Research Organizations, or CROs, and contract manufacturing organizations, or CMOs, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
we might have to suspend or terminate clinical studies for various reasons, including a finding that our product candidates have unanticipated serious side effects or other unexpected characteristics or that the patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the supply or quality of ADS-5102, ADS-4101, or other materials necessary to conduct clinical studies may be insufficient or inadequate; and

•	our new product discovery or research program may not be successful or warrant clinical development.
With respect to the development of additional indications for GOCOVRI, although the safety profile of amantadine, the active pharmaceutical ingredient in GOCOVRI, is already characterized in the approved label for amantadine (i.e., Symmetrel®) and in the GOCOVRI clinical trial data in the dyskinesia population, there can be no assurance that our clinical development program for ADS-5102 (GOCOVRI) for multiple sclerosis walking impairment or future studies in other indications will not reveal additional safety or tolerability issues that could lead to changes in the GOCOVRI prescribing information. In such an event, our ability to commercialize GOCOVRI for dyskinesia and/or expand our business could be compromised.

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
Failure to gain approval of or successfully commercialize our product candidates in the United States could substantially harm our business.
Our product candidates will face the same or similar challenges in obtaining FDA approval and in commercialization as GOCOVRI, as outlined above, including but not limited to market acceptance by physicians and patients and coverage and reimbursement by third party payers.
Failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing our products internationally.
We may decide to seek marketing authorizations to commercialize GOCOVRI, ADS-4101, and other future product candidates outside of the United States. To market our future products in the European Union, or EU, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
Before granting an MA, the European Medicines Agency, or EMA, or the competent authorities of the member states of the EU make an assessment of the risk-benefit balance of the product on the basis of a Common Technical Document including, among other information, scientific criteria concerning its quality, safety, and efficacy.
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU member states both before and after grant of the manufacturing and Marketing Authorizations. This includes control of compliance with current good manufacturing practices, or cGMP, rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with cGMP. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors, to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant Marketing Authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.
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
We currently have limited experience in, and we do not own facilities for, clinical and commercial manufacturing of GOCOVRI or our product candidates, and we rely upon third-party contract manufacturing organizations to manufacture, serialize and supply drug product for our clinical studies and to meet potential commercial demand. The manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our commercial supply of GOCOVRI or product candidates in our clinical trials could be jeopardized. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs, harm our ability to gain approval from regulatory authorities, and potentially disrupt patient access to our approved products. These events would substantially harm our business, reputation and stock price.
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

•
Allergan and future partners may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, and as Allergan substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR and Namzaric, which would negatively impact any royalties we may receive under our license with Allergan;

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
The research, development, manufacturing, quality control, labeling, approval, safety, effectiveness, storage, record keeping, reporting, selling, import, export, advertising, promotion, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, and by regulatory authorities in other countries, with different regulations from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States or other countries until we receive FDA approval of an NDA. In August 2017, GOCOVRI was FDA-approved for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The FDA will need to approve supplemental NDAs for GOCOVRI before we can market the drug for other indications, such as multiple sclerosis walking impairment.
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

•
a finding by an institutional review board, or IRB, Data Safety Monitoring Board, or DSMB, Data Monitoring Committee, or DMC, or the FDA that the clinical trial exposes subjects or patients to an unacceptable health risk;

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
Similar to the approval pathway for GOCOVRI, we are developing our current and future product candidates, with the expectation that they will be eligible for approval through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the FDCA allows an NDA to rely in part on the FDA’s prior conclusions regarding the safety and effectiveness of an approved drug product, or reference listed drug, or RLD. Use of the Section 505(b)(2) regulatory pathway could reduce the time required for the development programs of our product candidates by, for example, potentially decreasing the amount of preclinical and/or clinical data specific to a product candidate that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and the complications and risks associated with regulatory approval would likely substantially increase. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway may result in competitive products reaching the market more quickly than our product candidates, which would adversely impact our competitive position and prospects. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee that utilizing this pathway will ultimately lead to faster product development or earlier approval for any product candidate that we may attempt to develop and commercialize.
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
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was passed, which has substantially changed how healthcare is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. Details of changes under the PPACA are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of this Annual Report on Form 10-K.
Some of the provisions of the PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully implemented in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.
In addition, there have also been proposals to impose federal rebates on Medicare Part D drugs, requiring federally-mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted, they could result in our owing additional rebates, which could have a negative impact on revenues from sales of our products.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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
Our ability to commercialize our products successfully, and to attract commercialization partners for our products, will depend in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Details of these considerations are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of this Annual Report on Form 10-K.
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
Under the Medicaid Drug Rebate program, a manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.
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
In order to be eligible to have any of our product candidates that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs, or VA, Department of Defense, Public Health Service, and Coast Guard, referred to collectively as the Big Four agencies, and certain federal grantees, we are required to participate in the VA Federal Supply Schedule, or FSS, pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make any of our product candidates that we successfully commercialize that meet the statutory definition of “covered drug” (biologics and single and innovator multiple source drugs) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price, or FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price,” or Non-FAMP, which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $178,156 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.
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
Healthcare providers, physicians, distributors, and third-party payers play a primary role in the distribution, recommendation, and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payers and customers expose us to broadly applicable federal and state fraud and abuse and other laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute GOCOVRI and other products for which we may obtain marketing approval. The laws and regulations that may affect our ability to operate include:

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

•
the federal civil and criminal false claims laws, and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or knowingly using false records or statements, to obtain payment from the federal government. In recent years, several pharmaceutical and other health care companies have faced enforcement actions under the False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government healthcare programs, providing free product to customers with the expectation that the customers would bill federal programs, product and patient assistance programs, including reimbursement services, and marketing products for off-label or unapproved uses;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters.

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose obligations on HIPAA covered entities and their business associates, including mandatory contractual terms and required implementation of administrative, physical and technical safeguards to maintain the privacy and security of individually identifiable health information;

•
the federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the federal government information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, such as anti-kickback, and false claims laws, which may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-relating activities, including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and/or administrative penalties, damages, fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these or other laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.
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
Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some European Union member states. These countries include the United Kingdom, France, Germany, and Sweden. The HTA process in the European Union member states is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the national healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.
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
We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, including civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.
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
Risks related to intellectual property
Our ability to successfully commercialize GOCOVRI and our product candidates may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our products and product candidates.
Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to GOCOVRI and our product candidates. We have sought to protect GOCOVRI and our product candidates by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies.

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
Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear and/or uncertain, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have only recently started to address these provisions such that the law is still developing, and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its continued implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
For our partnered assets, like Namzaric, we may not have the right to control the prosecution of patent application, or to maintain or enforce the patent, covering our products or product candidates that we license to third parties or that we may license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us or from us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.
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
We may become involved in lawsuits or other proceedings to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming, and if unsuccessful could materially harm our business.
Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property for GOCOVRI, our partnered products, and our product candidates. To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming. For example, we, Forest, Forest Laboratories, Inc., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH filed patent infringement lawsuits under Forest’s patents and patents owned by us and licensed to Forest, against several manufacturers of generic pharmaceuticals that have filed ANDAs with the FDA seeking approval to manufacture and sell generic versions of Namzaric and Namenda XR.
We anticipate that the prosecution of the lawsuits related to our partnered products and any lawsuits related to GOCOVRI will require a significant amount of time and attention of our chief executive officer and other senior executives. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the product in question. An adverse result in any litigations or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Such a result could limit our ability to prevent others from using or commercializing similar or identical products, limit our ability to prevent others from launching generic versions of our products and could limit the duration of patent protection for our products, all of which could have a material adverse effect on our business. Also, a successful challenge to our patents could reduce or eliminate our right to receive royalties from Forest. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Risks related to Namzaric®
Under our license agreement with Allergan, if Allergan fails to successfully commercialize Namzaric for any reason or if the license agreement with Allergan is terminated, the potential royalties we are eligible to receive under our license agreement with Allergan may not occur or be minimal, and would have a negative impact on our revenue potential and harm our business.
In November 2012, we entered into a license agreement with Allergan pursuant to which we granted Allergan a right to develop and commercialize Namenda XR and Namzaric in the United States. Under that agreement, we expect to receive future royalties from Allergan on the net sales of Namzaric, starting in 2020. If for any reason Allergan fails to successfully commercialize Namzaric, on which we are eligible to receive double digits percentage royalties, we may not receive such future royalties or receive minimal amounts, and our business will be harmed. We are also eligible to receive royalties on net sales of Namenda XR beginning in June 2018, but we do not expect to receive such royalties, due to the potential entry of generic versions Namenda XR.
Under the license agreement, we are reliant on Allergan to commercialize Namzaric and in that capacity Allergan has the discretion to:

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
We and Allergan are currently involved in ANDA litigation to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namenda XR and Namzaric to the market. See Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:

•
maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; and

•
not adequately pursue litigation against ANDA filers or settle such litigation on unfavorable terms, and as Allergan substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namenda XR and Namzaric, which would negatively impact the royalties we receive under our license with Allergan.

We have a right to participate in, but not control, such litigations. If Allergan decides not to enforce the intellectual property rights licensed under the agreement or the litigation is resolved in favor of the generic manufacturers or if the FDA approves the ANDA filed by the generic manufacturers, such manufacturers may be able to market and sell the generic form of the branded drug in competition with Namenda XR and Namzaric. This could harm our business. Based on adverse trial and appellate court rulings to date with respect to Namenda XR, we do not expect to receive royalties on net sales of Namenda XR due to the potential entry of generic versions Namenda XR. The pending ANDA litigation with respect to Namzaric is at a very early stage.

Risks related to our financial condition and need for additional capital
If we do not have adequate funds to cover all of our development and commercial activities, we may have to raise additional capital or curtail or cease operations.
We have just begun to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to be successful. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. In May 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of December 31, 2017, we have not made any sales under this facility. As of December 31, 2017, we had approximately $176.4 million in cash, cash equivalents, and investments. In January 2018, we raised an additional $134.1 million in net proceeds from the sale of 3,450,000 shares of common stock. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
We have financed our operations primarily through proceeds from our license agreement with Allergan, public and private equity offerings, our Royalty-Backed Loan with HealthCare Royalty Partners III, L.P., or HCRP, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease. We anticipate that our cash requirements will increase substantially as we:

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
In May 2017, we, through a newly formed wholly-owned subsidiary, entered into a royalty-backed note arrangement with HCRP, pursuant to which we initially borrowed $35 million and then borrowed an additional $65 million upon FDA approval and FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity that GOCOVRI earned upon approval in August 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications.
Interest and principal on the loan will be payable from the proceeds of royalty on U.S. net sales of GOCOVRI and up to $15 million of our annual royalties from Allergan on U.S. net sales of Namzaric starting in May 2020. The HCRP notes mature in December 2026, if not earlier repaid.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Any future revenue will depend on the successful commercialization and sales of GOCOVRI and our product candidates, the payment of royalties to us from Allergan under terms of our licensing agreement regarding Namenda XR and Namzaric, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

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
As of December 31, 2017, we had 147 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2017, we had federal and state net operating loss carryforwards of $163.3 million and $131.3 million, respectively. The federal net operating loss carryforwards will begin to expire, if not utilized, beginning in 2025, and the state net operating loss carryforwards began to expire in 2016. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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

Our internal computer systems, or those of our CROs, CMOs, CSO, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business.
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, specialty pharmacy, distributors, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we are not aware of any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs or commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we back-up our internal computer systems periodically and store such data off-site or in the cloud, we can offer no assurance that such off-site storage of data will allow us to continue our business without interruptions to our operations, which could result in a material disruption of our drug development programs or commercialization efforts. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
Risks generally associated with a company-wide implementation of information systems, including an enterprise resource planning (ERP) system, may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
In support of our anticipated growth and future commercial-stage operations, we have selected and implemented a number of company-wide information systems, and may select and implement additional systems in the future, including adding new functionality to our enterprise resource planning, or ERP, and other similar systems. Many of these systems are complex and their successful and timely implementation is not assured, requires significant capital expenditures, and can be disruptive to our business operations. We recently implemented a new ERP system in addition to a new human resource information system, or HRIS. These projects required and may continue to require investment of capital and human resources and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP and HRIS system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business, or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our board of directors may issue, without stockholder approval, shares of undesignated preferred stock, and the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We lease approximately 18,500 square feet of office space in Emeryville, California. On January 16, 2018, we amended our lease agreement to relocate within the current building and increase our leased space to approximately 37,626 square feet. The relocation is expected to occur no later than the second quarter of 2018. The amended lease agreement expires April 30, 2025. We believe that the expanded facility will be sufficient for our needs for the foreseeable future.
ITEM 3.  LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated by reference here.
ITEM 4.  MINE SAFETY DISCLOSURES
The disclosure required by this item is not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
Our common stock has been listed on the Nasdaq Global Market under the symbol “ADMS” since April 10, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market:

	Low	High
Fiscal Year ended December 31, 2016
First Quarter	$12.02	$28.23
Second Quarter	$13.94	$19.15
Third Quarter	$12.81	$19.50
Fourth Quarter	$12.10	$17.74

Fiscal Year ended December 31, 2017
First Quarter	$14.23	$19.50
Second Quarter	$14.59	$18.00
Third Quarter	$13.50	$23.84
Fourth Quarter	$17.68	$38.22
On February 15, 2018, the last reported sale price of our common stock as reported on the Nasdaq Global Market was $34.43 per share.
As of February 15, 2018, there were 26,807,221 shares of our common stock issued and outstanding with 26 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from April 10, 2014 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $14.01 on April 10, 2014 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on April 10, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

250.00
200.00
150.00
100.00
50.00
0.00
4/10/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
ADMS
IXIC
NBI

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

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included in this report. The statement of operations data for the years ended December 31, 2017, 2016, and 2015, and the balance sheet data as of December 31, 2017 and 2016, are derived from our audited financial statements included elsewhere in this report. Statement of operations data for the year ended December 31, 2014 and 2013, and balance sheet data as of December 31, 2015, 2014, and 2013, are derived from our audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Revenues:
Product sales, net	$568	$—	$—	$—	$—
License and grant revenue	3	572	1,916	55,846	71,095
Total net revenues	571	572	1,916	55,846	71,095
Costs and operating expenses:
Cost of product sales	17	—	—	—	—
Research and development	27,168	31,230	35,895	21,860	7,410
Selling, general and administrative, net	61,312	30,326	23,458	15,472	6,667
Total costs and operating expenses	88,497	61,556	59,353	37,332	14,077
Income (loss) from operations	(87,926)	(60,984)	(57,437)	18,514	57,018
Interest and other income (expense), net	1,351	811	363	(917)	(4,906)
Interest expense	(4,645)	—	—	—	—
Income (loss) before income taxes	(91,220)	(60,173)	(57,074)	17,597	52,112
Provision (benefit) for income taxes	(1,730)	(115)	(5,272)	7,374	1,191
Net income (loss)	$(89,490)	$(60,058)	$(51,802)	$10,223	$50,921
Net income (loss) attributable to common stockholders:
Basic	$(89,490)	$(60,058)	$(51,802)	$8,968	$33,068
Diluted	$(89,490)	$(60,058)	$(51,802)	$9,069	$35,353
Net income (loss) per share attributable to common stockholders:
Basic	$(3.97)	$(2.77)	$(2.86)	$0.60	$3.48
Diluted	$(3.97)	$(2.77)	$(2.86)	$0.53	$2.99
Weighted average number of shares used in computing net income (loss) attributable to common stockholders:
Basic	22,558	21,711	18,111	14,837	9,506
Diluted	22,558	21,711	18,111	17,107	11,806
Revenue in the years ended December 31, 2014 and 2013 includes recognition of revenue relating to upfront and milestone payments called for within our license agreement with Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”), effective November 13, 2012, of $55.0 million and $69.6 million, respectively. See the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations—Financial operations overview—Revenue” for a more detailed description of our revenue recognition with respect to these agreements.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$176,433	$135,944	$119,960	$158,722	$85,612
Working capital	162,568	107,244	101,380	110,982	81,790
Total assets	186,176	142,473	128,743	161,189	86,216
Long-term debt	102,647	—	—	—	—
Warrant liability	—	—	—	—	6,232
Total liabilities	120,050	10,290	12,556	14,115	10,462
Convertible preferred stock	—	—	—	—	19,149
Total stockholders’ equity	66,126	132,183	116,187	147,074	56,605

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
Overview
At Adamas Pharmaceuticals, Inc., we seek to redefine the treatment experience for patients suffering from chronic neurological diseases. Our vision is grand, our goal bold: to create and commercialize a new generation of medicines intended to lessen the burden of disease on patients, caregivers and society. With a new commercial medicine and robust pipeline of investigational programs focused on meaningfully differentiated treatment options for patients, we believe we are well on our way. Our therapeutic targets include a broad range of neurologic diseases, including Parkinson’s disease, multiple sclerosis, epilepsy and Alzheimer’s disease.
Our treatment innovations stem from a deep scientific understanding of time-dependent biology–the deliberate mapping of disease patterns and drug activity–along with a goal to meaningfully increase the efficacy of known molecules without compromising tolerability. This approach is designed to ensure that our medicines fit within, rather than define, people’s daily lives. Our goal is to develop medicines that are timed for the benefit of patients.
Our understanding of time-dependent biological processes informs our every innovation, targeting advancement in treatment of chronic neurologic disorders. Our expanding portfolio includes:
Approved Product:

•
GOCOVRITM (amantadine) extended release capsules, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections, and we fully launched GOCOVRI with a deployed sales force in January 2018.

Potential Additional Indications for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):

•
ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. We expect the start of our Phase 3 pivotal study in this supplemental indication to occur early in the second quarter of 2018.

•
ADS-5102 in research and potential development for additional indications, including the treatment of wearing OFF and delaying motor complications in Parkinson’s disease, tardive dyskinesia, Huntington’s chorea, Tourette syndrome, and non-motor disorders, including depression, and anti-psychotic induced weight gain. We expect to select additional indications for ADS-5102 by first quarter 2019.

Product Candidates:

•
ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. We have requested a meeting with the FDA in the first half of 2018, with the start of a Phase 3 pivotal study planned for 2019, depending on FDA feedback.

•	Additional product candidates in research based on potential new discoveries in Parkinson’s disease, multiple sclerosis, epilepsy, as well as new research programs in psychiatry.

Partnered Products:

•
Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under an exclusive license agreement between us and Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc.

•
Namenda XR® (memantine hydrochloride) extended release capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under the Forest license agreement.

Products in our wholly-owned portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by seven-year orphan drug exclusivity, three-year new product exclusivity, and issued patents and pending patent applications out to at least 2035.
Financial operations overview
Summary
Net product sales consist of sales of GOCOVRI, which the FDA approved on August 24, 2017, and made available for physician and patient use in the fourth quarter of 2017; however, the full commercial launch of GOCOVRI did not occur until deployment of our sales team in January 2018. Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from license, milestone, and reimbursement for research and development expenses and full-time equivalents assigned under our license agreement with Allergan. There are no further milestone payments to be earned under our license agreement with Allergan. As of December 31, 2017, we had an accumulated deficit of $211.7 million. We expect to incur significant losses as we support the commercialization of GOCOVRI and advance our product candidates into later stages of development and commercialization.
We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. Consequently, we expect selling, general and administrative expenses to increase as a result of the launch of the full product commercialization of GOCOVRI in January 2018. In addition, we expect to continue to incur significant research and development expenses as we continue to advance our product candidates through pre-clinical and clinical development. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve or maintain profitability.
Under our agreement with Allergan, beginning in May 2020, we are entitled to receive tiered royalties in the low to mid-teens as a percent of net sales of Namzaric in the United States. We are also entitled to receive tiered royalties in the low to mid-single digits, as a percent of net sales, from Allergan for net sales of Namenda XR in the United States beginning in June 2018; however, we do not expect to receive royalties on net sales of Namenda XR because of the potential entry of generic versions of Namenda XR. Pursuant to the agreement, we received a non-refundable upfront license fee of $65.0 million in 2012, which we recognized on a straight-line basis from November 2012 to February 2013. We also earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones, which we recognized in 2013 and 2014.
Prior to 2015, we raised an aggregate of approximately $130.8 million in sales of equity securities. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we issued 509,741 shares of common stock and raised net proceeds of $9.7 million, prior to the termination of the agreement in November 2016. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of February 15, 2018, no shares had been sold under the sales agreement. Also in May 2017, we entered into a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”), whereby we initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter of 2017 upon FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity for GOCOVRI.
As of December 31, 2017, we had cash, cash equivalents, and available-for-sale securities of $176.4 million. In January 2018, we raised an additional $134.1 million in net proceeds from the sale of 3,450,000 shares of common stock.
Revenue
Net product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from non-refundable upfront license payments, milestone payments, reimbursements for research and development expenses and full-time equivalents assigned under our license agreement with Allergan, and to a lesser degree reimbursement for research and development expenses from NIH grants and government contracts.
The following table summarizes the sources of our revenue for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	December 31,
	2017	2016	2015
Product sales, net	$568	$—	$—
Allergan reimbursement of development costs	3	317	1,434
NIH grants and government contracts	—	255	482
Total revenue	$571	$572	$1,916
Pursuant to our license agreement with Allergan, we recognized revenue from Allergan of $3,000, $0.3 million, and $1.4 million in reimbursements for research and development expenses for the years ended December 31, 2017, 2016, and 2015, respectively. We do not expect to recognize any further milestone payments under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to the license agreement to be inconsequential in future periods. Beginning in May 2020, we will be entitled to receive royalties in the low to mid-teens, as a percent of sales, from Allergan for net sales of Namzaric in the United States. We are also entitled to receive tiered royalties in the low to mid-single digits, as a percent of sales, from Allergan for net sales of Namenda XR in the United States beginning in June 2018; however, we do not expect to receive such royalties because of the potential entry of generic versions of Namenda XR. We were also awarded a continuation of an NIH grant for $1.0 million in August 2014 that terminated in July 2016, which we administered, but conducted through subcontractors.
Cost of product sales
Cost of product sales consist primarily of direct and indirect costs related to the manufacturing of GOCOVRI products sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to inventory adjustment charges. We began capitalizing inventory manufactured at the FDA approved location upon FDA approval of GOCOVRI in August 2017. We recorded inventory acquired prior to the regulatory approval as research and development expense.
Research and development expenses
Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our wholly-owned product candidates. We recognize all research and development costs as they are incurred.
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

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to establishment and validation of manufacturing capabilities for commercial supply;

•	expenses related to the buildup of commercial supply to support commercial launch, prior to FDA approval;

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the years ended December 31, 2017, 2016, and 2015 (in thousands):

	December 31,
	2017	2016	2015
ADS-5102(1)	$20,174	$25,223	$32,231
ADS-4101	5,202	1,659	—
Other research and development expenses	1,792	4,348	3,664
Total research and development expenses	$27,168	$31,230	$35,895

(1)
Includes program costs we incurred for GOCOVRI (formerly referred to as ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease, and ADS-5102 (GOCOVRI) for additional potential CNS indications, including for the treatment of walking impairment in patients with multiple sclerosis.

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
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We anticipate incurring significant research and development expenses as we continue to support: clinical trials for ADS-5102 (GOCOVRI) in indications beyond dyskinesia in patients with Parkinson’s disease, including but not limited to: walking impairment in patients with multiple sclerosis, or MS Walking, and other Parkinson’s disease indications earlier in the Parkinson’s disease treatment journey; ADS-4101 for the treatment of partial onset seizures in patients with epilepsy; and potentially additional clinical-stage programs in more indications or for future product candidates. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors, including but not limited to, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into licensing arrangements with other pharmaceutical companies to develop and commercialize our product candidates, and we may enter into additional licensing arrangements or collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future licensing or collaboration arrangements or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, as well as increasingly the costs associated with establishing commercial capabilities in support of the commercialization of GOCOVRI, reduced to a small degree by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our selling, general and administrative expenses will increase significantly as we continue to support the commercialization of GOCOVRI.
Interest and other income (expense), net
Interest and other income (expense), net, consists primarily of changes in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP, in addition to interest received on our investments.
Interest expense
Interest expense consists of accrued interest pursuant to our Royalty-Backed Loan and amortization of debt issuance costs. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount.
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
Product sales, net
Our product sales, net, consist of U.S. sales of GOCOVRI, which we recognize once all four revenue recognition criteria described above have been met. GOCOVRI was approved by the FDA on August 24, 2017, and we commenced shipments of GOCOVRI to a specialty pharmacy (SP) during October 2017. The SP dispenses product to a patient based on the fulfillment of a prescription. Our agreement with the SP provides for transfer of title to the product at the time the product is delivered to the SP. In addition, except for limited circumstances, the SP has no right of product return to us. We have determined we can reasonably estimate our allowances for rebates and returns at the time title and risk of loss transfers to the SP. Therefore, we record revenue when the product is delivered to the SP, which is an approach frequently referred to as the “sell-in” revenue recognition model.
We recognize revenue from product sales net of the following allowances at the time of revenue recognition:
Distribution fees: Distribution fees include fees paid to the SP for data and prompt payment discounts. We record distribution fees as an offset to revenue based on contractual terms.
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. We estimate the allowance for rebates based on statutory discount rates and expected utilization at the time of sale. We estimate for expected utilization of rebates based on data received from the SP. We adjust the allowance for rebates quarterly to reflect actual experience.
Product Returns: Consistent with industry practice, we offer limited product return rights. We generally allow for the return of product that is damaged or defective, and within a few months prior to and up to a few months after the product expiration date. We do not allow product returns for product that has been dispensed to a patient. We consider several factors in the estimation of potential product returns, including, expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, prescription trends, and other relevant factors.
Medicare Part D coverage gap: Medicare Part D coverage gap is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States, which mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the coverage gap is generally invoiced and paid in arrears. Medicare Part D coverage gap is accrued at the time of sale based on an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters and is adjusted quarterly based on actual experience.
Co-payment assistance: We provide co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. We accrue co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.
Each of the above adjustments are recorded at the time of revenue recognition, resulting in a reduction in product sales, net, and an increase in accrued expenses or a reduction in accounts receivable, net. The above adjustments require significant estimates, judgment and information obtained from external sources. If management's estimates differ from actuals, we will record adjustments that would affect product sales, net in the period of adjustment.
License agreement revenue
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
For revenue agreements with multiple-element arrangements, we allocate revenue to each non-contingent element based on the relative-selling-price of each element in an arrangement. When applying the relative-selling-price method, we determine the selling price for each deliverable using the following estimation hierarchy: (i) vendor-specific objective evidence of fair value of the deliverable, if it exists, (ii) third-party evidence of selling price, if vendor-specific objective evidence is not available or (iii) the vendor’s best estimate of selling price, if neither vendor-specific nor third-party evidence is available. We recognize revenue allocated when the four basic revenue recognition criteria, mentioned above, are met for each element.

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
To estimate the value of share-based awards, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant subjective assumptions are management’s estimates of the expected volatility and the expected term of the award. In addition, judgment is also required in estimating the amount of share-based awards that we expect to be forfeited. If actual results differ significantly from any of these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Clinical Trial Accruals
Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations (“CROs”) that conduct and manage clinical trials on our behalf.
We estimate clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage clinical trials on our behalf. In accruing service fees, we obtain the reported level of patient enrollment at each site and estimate the time period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. We record payments made to third parties under these arrangements in advance of the receipt of the related services as prepaid expenses until the services are rendered.
Long-Term Debt
Long-term debt consists of our loan agreement with HealthCare Royalty Partners (“HCRP”). We accounted for the loan agreement as a debt financing arrangement. We accrue interest expense using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs have been recorded as a debt discount in our consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the loan using the effective interest rate method. We must make certain assumptions and estimates, including future royalties and net product sales, in determining the expected repayment term and amortization period of the debt discount as well as the classification between current and long-term portions. We periodically assess these assumptions and estimates, and adjust the liabilities accordingly.
Embedded Derivatives Related to Debt Instruments
Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Under our loan agreement with HCRP, upon the occurrence of a default or a change in control, we may be required to make mandatory prepayments of the borrowings. The prepayment premium is considered an embedded derivative, as the holder of the loans may exercise the option to require prepayment by us.

Further, in the event of a regulatory change that results in a material adverse effect on HCRP’s rate of return, we shall pay directly to HCRP an amount that compensates HCRP for such reduction. We present the embedded derivative as a component of other non-current liabilities. We will remeasure the embedded derivatives each reporting period and report changes in the estimated fair value as gains or losses in interest and other income, net, in the condensed consolidated statement of operations.
Results of operations
Comparison of the years ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	December 31,		Increase/	% Increase/
	2017	2016	(Decrease)	(Decrease)
Product sales, net	$568	$—	$568	NM
License and grant revenue	3	572	(569)	(99)%
Cost of product sales	17	—	17	NM
Research and development expenses	27,168	31,230	(4,062)	(13)%
Selling, general and administrative expenses, net	61,312	30,326	30,986	102%
Interest and other income, net	1,351	811	540	67%
Interest expense	4,645	—	4,645	NM
NM - Not meaningful.
Product sales, net
Product sales, net, of $0.6 million for the year ended December 31, 2017, consists of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We commenced shipments of GOCOVRI during October 2017; however, we did not fully launch GOCOVRI with a deployed sales force until January 2018.
License and grant revenue
License and grant revenue decreased by $0.6 million, or 99%, to $3,000 for the year ended December 31, 2017 from $0.6 million for the year ended December 31, 2016. Revenue for both periods presented was primarily related to reimbursement of certain expenses as provided for in our license agreement with Allergan, as well as from government contracts in 2016.
Cost of product sales
Cost of product sales of $17,000 for the year ended December 31, 2017, is related to certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold. Prior to receiving regulatory approval for GOCOVRI from the FDA in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory expensed to research and development over approximately the next two years, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses decreased by $4.1 million, or 13%, to $27.2 million for the year ended December 31, 2017, from $31.2 million for the year ended December 31, 2016. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of GOCOVRI (formerly ADS-5102), which decreased by $5.0 million, or 20%, to $20.2 million from $25.2 million for the years ended December 31, 2017 and 2016, respectively, due to the conclusion of two Phase 3 clinical trials assessing GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, in addition to costs associated with the ongoing open-label safety study. The decrease was offset in part by increased activity related to clinical work associated with

ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $3.6 million compared to $2.9 million for the years ended December 31, 2017 and 2016, respectively.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $31.0 million, or 102%, to $61.3 million for the year ended December 31, 2017, from $30.3 million for the year ended December 31, 2016. The increase in selling, general and administrative expenses, net, was primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017, although we commenced the full commercial launch in January 2018. The overall increase consists of a $10.2 million increase for personnel related costs, including $2.1 million for stock-based compensation expense, due to additional headcount, and a $20.8 million increase for expenses including GOCOVRI launch preparation costs, market research, and other professional services.
Interest and other income, net
Interest and other income, net, increased by $0.5 million, or 67%, to $1.4 million for the year ended December 31, 2017, from $0.8 million for the year ended December 31, 2016. The increase in interest and other income, net, in the year ended 2017 was primarily due to a change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP. Also included in interest and other income, net, is interest income earned on investments.
Interest expense
The increase in interest expense of $4.6 million for the year ended December 31, 2017, compared to zero in the year ended December 31, 2016, was due to the interest expense incurred on the $100 million Royalty-Backed Loan entered into in May 2017 and borrowed in two tranches: $35 million in May 2017 and $65 million in December 2017.
Comparison of the years ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	December 31,		Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)
License and grant revenue	$572	$1,916	$(1,344)	(70)%
Research and development expenses	31,230	35,895	(4,665)	(13)%
Selling, general and administrative expenses, net	30,326	23,458	6,868	29%
Interest and other income, net	811	363	448	(123)%
License and grant revenue
License and grant revenue decreased by $1.3 million, or 70%, to $0.6 million for the year ended December 31, 2016, from $1.9 million for the year ended December 31, 2015. Revenue for both periods in 2016 and 2015 was primarily related to reimbursement of certain expenses as provided for in our license agreement with Allergan, as well as from government contracts.
Research and development expenses
Research and development expenses decreased by $4.7 million, or 13%, to $31.2 million for the year ended December 31, 2016 from $35.9 million for the year ended December 31, 2015. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of GOCOVRI (formerly ADS-5102), which decreased by $7.0 million, or 22%, to $25.2 million from $32.2 million for the years ended December 31, 2016 and 2015, respectively, due to the conclusion of two Phase 3 clinical trials assessing GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease. The decrease was offset in part by increased efforts to support the preparation of the new drug application for GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, in addition to increased expenses related to preclinical and clinical work associated with ADS-4101 for the treatment of partial onset seizures in patients with epilepsy in 2016 over the prior year period. Research and development expenses associated with other indications of ADS-5102 were flat year over year when comparing 2016 to 2015. Included in research and development expenses was stock-based compensation expense, which was $2.9 million compared to $3.2 million for the years ended December 31, 2016 and 2015, respectively.
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
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $6.9 million, or 29%, to $30.3 million for the year ended December 31, 2016 from $23.5 million for the year ended December 31, 2015. The increase in selling, general and administrative expenses was primarily due to increased costs associated with establishing commercial capabilities in anticipation of the commercial launch of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, including an increase in headcount-related expenses. Selling, general and administrative expenses also included stock-based compensation expense of $7.7 million compared to $6.8 million for the years ended December 31, 2016 and 2015, respectively.
Interest and other income, net
Interest and other income, net, increased by $0.4 million or 123%, to $0.8 million for the year ended December 31, 2016 from $0.4 million for the year ended December 31, 2015. Net interest income is primarily due to interest income earned on investments.
Liquidity, capital resources and plan of operation
During the last three fiscal years, we have funded our operations primarily through sales of our common stock, our Royalty-Backed Loan with HCRP, and to a lesser extent through our license agreement with Allergan. In June 2015, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we issued 509,741 shares of common stock and raised net proceeds of $9.7 million, prior to the termination of the agreement in November 2016. In January 2016, we completed a follow-on public offering of 2,875,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 375,000 shares of common stock, at an offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of December 31, 2017, no shares had been sold under the sales agreement. Also in May 2017, we entered into a Royalty-Backed Loan with HCRP, whereby we initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter 2017 upon FDA approval and FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity that GOCOVRI earned upon approval on August 24, 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications.
In January 2018, we completed a follow-on public offering of 3,450,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 450,000 shares of common stock, at an offering price of $41.50 per share. Proceeds from the follow-on public offering were approximately $134.1 million, net of underwriting discounts, commissions, and offering-related transaction costs.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $176.4 million and $135.9 million at December 31, 2017 and 2016, respectively.

We believe our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating requirements, including operations related to the continued development of our product candidates and commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, for at least 12 months from the issuance of this annual report on Form 10-K. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI may be less than anticipated and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to continue significant spending in connection with the development and commercialization of GOCOVRI and our product candidates, particularly for the commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, as well as the development of ADS-5102 for other indications, the development of ADS-4101 for indications in epilepsy, for which Phase 3 clinical trials are expected to be initiated in 2019, and development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(66,827)	$(48,068)	$(47,210)
Investing activities	25,565	(26,709)	8,058
Financing activities	108,843	65,408	10,810
Net increase (decrease) in cash and cash equivalents	$67,581	$(9,369)	$(28,342)
Net Cash Used In Operating Activities
Net cash used in operating activities was $66.8 million for the year ended December 31, 2017. Net loss of $89.5 million for the year ended December 31, 2017, included net non-cash adjustments of $19.4 million, which consisted primarily of stock-based compensation of $13.4 million and non-cash interest expense of $4.6 million. The primary use of cash for the year ended December 31, 2017, was to fund activities in support of the NDA and pre-commercial activities in preparation for the commercialization of GOCOVRI. Additionally, we used cash to fund development of ADS-4101 for indications in epilepsy.
Net cash used in operating activities was $48.1 million for the year ended December 31, 2016. Net loss of $60.1 million for the year ended December 31, 2016, included net non-cash adjustments of $11.1 million, primarily related to $10.6 million of stock-based compensation. The primary use of cash for the year ended December 31, 2016, was to fund the ongoing clinical studies and product development activities related to GOCOVRI.
Net cash used in operating activities was $47.2 million for the year ended December 31, 2015. Net loss of $51.8 million for the year ended December 31, 2015, included net non-cash adjustments of $11.3 million, which consisted primarily of stock-based compensation of $10.0 million. The primary use of cash was to fund the ongoing clinical studies and product development activities related to GOCOVRI.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $25.6 million for the year ended December 31, 2017. In the year ended December 31, 2017, we received $26.8 million as a result of net maturities of available-for-sale securities, offset in part by $1.3 million in purchases of property and equipment.

Net cash used in investing activities was $26.7 million for the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2016 was a result of $25.1 million in net purchases of available-for-sale securities as a result of investing the cash from our follow-on public offering that occurred in January 2016, and $1.6 million in purchases of property and equipment.
Net cash provided by investing activities was $8.1 million for the year ended December 31, 2015. Net cash provided by investing activities for the year ended 2015 was a result of $9.5 million in net maturities of available-for-sale securities and $1.4 million in purchases of property and equipment.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $108.8 million for the year ended December 31, 2017. In the year ended December 31, 2017, we received net proceeds of $99.6 million from the issuance of long-term debt and received cash proceeds of $9.9 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $65.4 million for the year ended December 31, 2016. In the year ended December 31, 2016, we received net cash proceeds of $61.8 million related to the sale of common stock under a follow-on public offering, coupled with $3.6 million related to the exercise of stock options and purchases of common stock under the ESPP.
Net cash provided by financing activities was $10.8 million for the year ended December 31, 2015. In the year ended December 31, 2015 we received net cash proceeds of $9.7 million related to the sale of common stock under a controlled equity offering coupled with $1.2 million related to the exercise of stock options and from purchases of common stock under the ESPP.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations at December 31, 2017, were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Contractual obligations:
Operating lease obligations	$1,510	$633	$877	$—	$—
Purchase commitments	4,882	3,149	1,733	—	—
Total contractual obligations	$6,392	$3,782	$2,610	$—	$—
Operating Lease Obligations
Operating lease obligations in the table above relates to our office facilities. We lease approximately 18,500 square feet of office space in Emeryville, California under a lease that expires April 30, 2020. On January 16, 2018, we amended our lease agreement to relocate within the current building and increase our leased space to approximately 37,626 square feet. The amended lease agreement expires April 30, 2025. We expect to relocate the company no later than the second quarter of 2018.
Purchase Commitments
We enter into certain other long-term commitments for the supply of API, the manufacture of commercial supply of GOCOVRI, and other agreements for the provision of services, including services related to data access and packaging. To the extent these long-term commitments are non-cancelable, they are reflected in the above table. We also

Table of Contents

enter into contracts in the normal course of business that generally provide for termination upon notice, and therefore are not reflected in the table above.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2017, we had cash, cash equivalents, and investments of $176.4 million, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities. In January 2018, we raised an additional $134.1 million from the sale of 3,450,000 shares of common stock. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ADAMAS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Adamas Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Adamas Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 22, 2018
We have served as the Company’s auditor since 2007.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$91,316	$23,735
Available-for-sale securities	82,126	89,917
Accounts receivable, net	367	794
Inventory	1,704	—
Prepaid expenses and other current assets	3,662	2,541
Total current assets	179,175	116,987
Property and equipment, net	3,132	3,156
Available-for-sale securities, non-current	2,991	22,292
Other assets	878	38
Total assets	$186,176	$142,473
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,878	$3,589
Accrued liabilities	12,385	5,867
Other current liabilities	344	287
Total current liabilities	16,607	9,743
Long-term debt	102,647	—
Other non-current liabilities	796	547
Total liabilities	120,050	10,290
Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 23,320,551 and 22,013,644 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	28	27
Additional paid-in capital	277,964	254,558
Accumulated other comprehensive loss	(167)	(193)
Accumulated deficit	(211,699)	(122,209)
Total stockholders’ equity	66,126	132,183
Total liabilities and stockholders’ equity	$186,176	$142,473
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Product sales, net	$568	$—	$—
License and grant revenue	3	572	1,916
Total net revenues	571	572	1,916
Costs and operating expenses:
Cost of product sales	17	—	—
Research and development	27,168	31,230	35,895
Selling, general and administrative, net	61,312	30,326	23,458
Total costs and operating expenses	88,497	61,556	59,353
Loss from operations	(87,926)	(60,984)	(57,437)
Interest and other income, net	1,351	811	363
Interest expense	(4,645)	—	—
Loss before income taxes	(91,220)	(60,173)	(57,074)
Benefit for income taxes	(1,730)	(115)	(5,272)
Net loss	$(89,490)	$(60,058)	$(51,802)
Net loss per share, basic and diluted	$(3.97)	$(2.77)	$(2.86)
Weighted average shares used in computing net loss per share, basic and diluted	22,558	21,711	18,111
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(89,490)	$(60,058)	$(51,802)
Unrealized gain (loss) on available-for-sale securities	26	(35)	22
Comprehensive loss	$(89,464)	$(60,093)	$(51,780)
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2014	17,551,375	$22	$157,581	$(180)	$(10,349)	$147,074
Exercise of stock options	409,683	—	761	—	—	761
Vesting of common stock	—	—	112	—	—	112
Issuance of common stock in conjunction with Controlled Equity Offering, net of commissions and issuance costs	509,741	1	9,656	—	—	9,657
Issuance of common stock in conjunction with warrant exercises	3,484	—	—	—	—	—
Net unrealized gain on available-for-sale securities	—	—	—	22	—	22
Stock issued under employee stock purchase plan	31,179	—	407	—	—	407
Stock-based compensation	—	—	9,956	—	—	9,956
Net loss	—	—	—	—	(51,802)	(51,802)
Balances at December 31, 2015	18,505,462	$23	$178,473	$(158)	$(62,151)	$116,187
Exercise of stock options	586,956	1	3,041	—	—	3,042
Vesting of common stock	—	—	34	—	—	34
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	2,875,000	3	61,819	—	—	61,822
Net unrealized loss on available-for-sale securities	—	—	—	(35)	—	(35)
Stock issued under employee stock purchase plan	46,226	—	620	—	—	620
Stock-based compensation	—	—	10,571	—	—	10,571
Net loss	—	—	—	—	(60,058)	(60,058)
Balances at December 31, 2016	22,013,644	$27	$254,558	$(193)	$(122,209)	$132,183
Exercise of stock options	1,183,353	1	9,033	—	—	9,034
Restricted stock units vested	64,471	—	201	—	—	201
Stock issued under employee stock purchase plan	59,083	—	766	—	—	766
Net unrealized gain on available-for-sale securities	—	—	—	26	—	26
Stock-based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	—	(89,490)	(89,490)
Balances at December 31, 2017	23,320,551	$28	$277,964	$(167)	$(211,699)	$66,126

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(89,490)	$(60,058)	$(51,802)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,194	808	435
Stock-based compensation	13,367	10,571	9,956
Non-cash interest expense	4,645	—	—
Change in fair value of embedded derivative liability	(294)	—	—
Net accretion of discounts and amortization of premiums of available-for-sale securities	456	(301)	875
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(161)	(2)	110
Inventory	(1,646)	—	—
Prepaid expenses and other assets	(2,036)	2,643	(4,416)
Accounts receivable, net	427	490	(760)
Accounts payable	333	502	(788)
Accrued liabilities and other liabilities	6,378	(2,721)	(820)
Net cash used in operating activities	(66,827)	(48,068)	(47,210)
Cash flows from investing activities
Purchases of property and equipment	(1,258)	(1,624)	(1,399)
Purchases of available-for-sale securities	(62,510)	(103,528)	(59,828)
Maturities of available-for-sale securities	89,333	78,443	69,285
Net cash provided by (used in) investing activities	25,565	(26,709)	8,058
Cash flows from financing activities
Proceeds from issuance of long-term debt	99,600	—	—
Proceeds from public offerings, net of offering costs	—	61,822	9,657
Payment of debt issuance costs	(633)	—	—
Proceeds from issuance of common stock upon exercise of stock options	9,110	2,966	746
Proceeds from employee stock purchase plan	766	620	407
Net cash provided by financing activities	108,843	65,408	10,810
Net increase (decrease) in cash and cash equivalents	67,581	(9,369)	(28,342)
Cash and cash equivalents at beginning of period	23,735	33,104	61,446
Cash and cash equivalents at end of period	$91,316	$23,735	$33,104
Supplemental disclosure
Cash paid for income taxes	$—	$—	$4,691
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expense	$61	$148	$161
Stock-based compensation capitalized in inventory	$39	$—	$—
Stock option exercise settled after period end	$—	$76	$—
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) focuses on time-dependent biology to redefine the treatment experience for patients suffering from chronic neurological diseases. In August 2017, the U.S. Food and Drug Administration (FDA) approved GOCOVRI™ (amantadine) extended release capsules (previously ADS-5102), the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson's disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The Company is also advancing its pipeline of differentiated investigational programs, which includes ADS-5102 in development for the treatment of multiple sclerosis walking impairment; and ADS-4101, a high-dose, modified-release lacosamide in development for the treatment of partial onset seizures in patients with epilepsy. The Company’s goal is to create and commercialize a new generation of medicines intended to lessen the burden of disease on patients, caregivers and society.
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
Liquidity and Financial Condition
To date, a significant portion of the Company’s resources have been dedicated to the research and development of its products. The Company made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of the Company’s sales team in January 2018. Prior to the generation of revenue from GOCOVRI, the Company had not generated any commercial revenue from the sale of its products.
Based upon the current status of, and plans for, its product development and commercialization, the Company believes that the existing cash, cash equivalents, and investments of $176.4 million as of December 31, 2017, will be adequate to satisfy the Company’s capital needs through at least the next twelve months from the issuance of this annual report on Form 10-K. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements, as well as regulatory approvals. These activities, together with the Company’s selling, general and administrative expenses, are expected to result in significant operating losses until the commercialization of the Company’s products or license agreements generate sufficient revenue to offset expenses. Under its license agreement with Allergan, the Company received the final milestone payment in 2014, and is not entitled to receive any royalties for net sales of Namzaric® until mid-2020. Although the Company is eligible to receive royalties on net sales of Namenda XR® in mid-2018, it does not expect to receive such royalties because of the potential entry of generic versions of Namenda XR.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2018, the Company completed a follow-on public offering of 3,450,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 450,000 shares of common stock, at an offering price of $41.50 per share. Proceeds from the follow-on public offering were approximately $134.1 million, net of underwriting discounts, commissions, and offering-related transaction costs.
Inventory
Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory consists of raw materials, work-in-process, and GOCOVRI finished goods. Raw materials and work-in-process that may be utilized for both commercial and clinical programs are identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance and are included in inventory. Amounts in inventory associated with clinical development programs are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have “alternative future use”. Costs include active pharmaceutical ingredient (API), third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to its net realizable value in the period it is identified. To date, the Company has determined that a reserve for potentially excess, obsolete or unsalable inventory is not required.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segments
In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company operates in one reportable segment: the development and commercialization of therapeutics targeting chronic disorders of the central nervous system. All revenues for the years ended December 31, 2017, 2016, and 2015 were generated in the United States.
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
Product sales, net
The Company’s product sales, net, consist of U.S. sales of GOCOVRI and is recognized once all four revenue recognition criteria described above have been met. GOCOVRI was approved by the FDA on August 24, 2017 and the Company commenced shipments of GOCOVRI to a specialty pharmacy (SP) during October 2017. The SP dispenses product to a patient based on the fulfillment of a prescription. The Company’s agreement with its SP provides for transfer of title to the product at the time the product is delivered to the SP. In addition, except for limited circumstances, the SP has no right of product return to the Company.
The Company has determined it can reasonably estimate its allowances for rebates and returns at the time title and risk of loss transfers to the SP. Therefore, the Company records revenue when the product is delivered to the SP, which is an approach frequently referred to as the “sell-in” revenue recognition model.
The Company recognizes revenue from product sales net of the following allowances at the time of revenue recognition:
Distribution fees: Distribution fees include fees paid to the SP for data and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms.
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. The allowance for rebates is estimated based on statutory discount rates and expected utilization at the time of sale. The Company estimates for expected utilization of rebates based on data received from the SP. The allowance for rebates is adjusted quarterly to reflect actual experience.
Product Returns: Consistent with industry practice, the Company offers limited product return rights. The Company generally allows for the return of product that is damaged or defective, and within a few months prior to and up to a few months after the product expiration date. The Company does not allow product returns for product that has been dispensed to a patient. The Company considers several factors in the estimation of potential product returns, including, expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, prescription trends, and other relevant factors.
Medicare Part D coverage gap: Medicare Part D coverage gap is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States, which mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the coverage gap is generally invoiced and paid in arrears. Medicare Part D coverage gap is accrued at the time of sale based on an estimate

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters and is adjusted quarterly based on actual experience.
Co-payment assistance: The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Co-payment assistance is accrued based on actual program participation and estimates of program redemption using data provided by third-party administrators.
Each of the above adjustments are recorded at the time of revenue recognition, resulting in a reduction in product sales, net, and an increase in accrued expenses or a reduction in accounts receivable, net. The above adjustments require significant estimates, judgment and information obtained from external sources. If management's estimates differ from actuals, the Company will record adjustments that would affect product sales, net in the period of adjustment.
License agreement revenue
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
Cost of Product Sales
Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of GOCOVRI products sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, as well as manufacturing variances. In connection with the FDA approval of GOCOVRI on August 24, 2017, the Company began capitalizing inventory manufactured at the FDA approved location starting in August 2017. Prior to receiving regulatory approval for GOCOVRI from the FDA, the Company expensed all costs incurred in the manufacture of GOCOVRI as research and development.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short and long-term investments. Cash, cash equivalents, and investments are deposited with financial institutions or invested in security issuers that management believes are credit worthy. Deposits may, at times, exceed the

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of insurance provided on such deposits. To date, the Company has not experienced any losses on invested cash and cash equivalents.
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
Accounts Receivable, net
The Company’s accounts receivable balance consists of amounts due from sales of GOCOVRI and amounts due from Allergan, in accordance with the contract terms of the license agreement. Receivables from sales of GOCOVRI are recorded net of allowances which generally include chargebacks, distribution fees, doubtful accounts, and discounts. Allergan receivables are for research and development funding and full-time equivalent employees assigned to the Allergan license agreement, as well as for reimbursement of external costs, recorded as contra-expense, associated with supporting prosecution and litigation of intellectual property rights.
The Company’s estimate of the allowance for doubtful accounts is based on an evaluation of the aging of its receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, the Company has determined that an allowance for doubtful accounts is not required.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized.
Estimated useful lives by major asset category are as follows:

Useful Lives
Computer equipment and software	3 years
Equipment	5 years
Furniture and fixtures	10 years

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounting for Long-Lived Assets
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of December 31, 2017.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt
Long-term debt consists of the Company’s loan agreement with HealthCare Royalty Partners (“HCRP”). The Company accounted for the loan agreement as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs have been recorded as a debt discount in the Company’s consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the loan using the effective interest rate method. The Company must make certain assumptions and estimates, including future royalties and net product sales, in determining the expected repayment term and amortization period of the debt discount, as well as the classification between current and long-term portions. The Company periodically assesses these assumptions and estimates, and adjusts the liabilities accordingly. See Note 9 for further details of the Company’s long-term debt.
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
The Company follows the provisions of ASC 740, Income Taxes, under which it assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The Company accounts for stock-based compensation of stock options granted to employees and directors and for employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model. The Company accounts for stock-based compensation of restricted stock units granted to employees based on the closing price of the Company’s common stock on the date of grant. The fair value of stock-based awards, net of estimated forfeitures, is recognized and amortized over the applicable vesting period. All stock options awarded to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. Stock options granted to non-employees are subject to periodic revaluation at each reporting date as the underlying equity instruments vest.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; ASU 2016-12, Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from contracts with Customers (Topic 606). The Company will adopt the new standard in the first quarter of fiscal year 2018 using the full retrospective method. The Company has evaluated the effect the new guidance will have on its consolidated financial statements and expects the adoption of this guidance to have no material impact on its consolidated financial statements.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
3. BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets (in thousands)

	December 31,
	2017	2016
Prepaid expenses	$2,638	$1,316
Income tax receivable	1,007	168
Other current assets	17	1,057
Prepaid expenses and other current assets	$3,662	$2,541
Property and equipment, net (in thousands)

	December 31,
	2017	2016
Computer equipment and software	$3,289	$2,128
Equipment	252	252
Furniture and fixtures	466	466
Leasehold improvements	1,645	1,645
	5,652	4,491
Less: Accumulated depreciation and amortization	(2,520)	(1,335)
Property and equipment, net	$3,132	$3,156
Depreciation expense was $1,194,000, $808,000, and $435,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Accrued liabilities (in thousands)

	December 31,
	2017	2016
Accrued employee related costs	$5,499	$3,696
Clinical trial accruals	1,720	1,041
Accrued consulting and other professional fees	4,897	864
Other	269	266
Accrued liabilities	$12,385	$5,867

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$68,501	$68,501	$—	$—
Corporate debt	23,471	—	23,471	—
U.S. Treasury notes	61,646	—	61,646	—
Total assets measured at fair value	$153,618	$68,501	$85,117	$—
Liabilities:
Embedded derivative liability	$470	$—	$—	$470
Total liabilities measured at fair value	$470	$—	$—	$470

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$192	$192	$—	$—
Corporate debt	51,233	—	51,233	—
U.S. Treasury notes	60,976	—	60,976	—
Total assets measured at fair value	$112,401	$192	$112,209	$—
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of these securities as Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The Company classified an embedded derivative related to the Royalty-Backed Loan as a Level 3 liability.
The fair value of the embedded derivative as a result of a change in control was calculated using a probability-weighted discounted cash flow model. The model used in valuing this embedded derivative requires the use of significant estimates and assumptions including but not limited to: 1) expected cash flows the Company expects to receive on U.S. net sales of GOCOVRI and on royalties from Allergan on U.S. net sales of Namzaric; 2) the Company’s risk adjusted discount rates; 3) the probability of receipt of orphan drug exclusivity for GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease; and 4) the probability of a change in control occurring during the term of the note based on the percentage of similar companies that were acquired over the previous five year period. Changes in the estimated fair value of the bifurcated embedded derivative are reported as gains or losses in interest and other income, net, in the condensed consolidated statement of operations. In the periods presented, the Company evaluated the embedded derivative value as a result of an event of default and the value as a result of increased costs due to a regulatory change and considered both to have no material value based on current assessment of probability, but could become material in future periods if a specified event of default or regulatory change became more probable than is currently estimated. See Note 9 “Long-Term Debt” for further description.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2016	$—
Issuance of long-term debt with embedded derivative	764
Change in fair value included in interest and other income, net	(294)
Balance as of December 31, 2017	$470
There were no transfers between any of the levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.
5. INVESTMENTS
The Company’s investments consist of corporate debt and U.S. Treasury notes classified as available-for-sale securities.
The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt and United States Treasury notes. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses are reclassified from other comprehensive loss to other income on the condensed consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities. Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$23,507	$—	$(36)	$23,471
U.S. Treasury notes	61,777	—	(131)	61,646
Total	$85,284	$—	$(167)	$85,117
Reported as:
Short-term investments	$82,280		$(154)	$82,126
Long-term investments	3,004		(13)	2,991
Total	$85,284	$—	$(167)	$85,117

	December 31, 2016
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$51,354	$—	$(121)	$51,233
U.S. Treasury notes	61,048	5	(77)	60,976
Total	$112,402	$5	$(198)	$112,209
Reported as:
Short-term investments	$90,050	$1	$(134)	$89,917
Long-term investments	22,352	4	(64)	22,292
Total	$112,402	$5	$(198)	$112,209
Short-term and long-term investments include accrued interest of $0.6 million and $14,000, respectively, as of December 31, 2017. Short-term and long-term investments includes accrued interest of $0.3 million and $0.1 million, respectively, as of December 31, 2016. The Company has not incurred any realized gains or losses on investments for the years ended December 31, 2017 and 2016. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 13 months as of December 31, 2017. All investments with unrealized losses at December 31, 2017 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
6. INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$859	$—
Work-in-process	817	—
Finished goods	28	—
Total inventory	$1,704	$—

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LICENSE AGREEMENTS
In November 2012, the Company granted Allergan an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric® and Namenda XR® for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. For the twelve months ended December 31, 2017 and 2016, reimbursed expenses amounting to $33,000 and $2.4 million, respectively, are reflected as a reduction to selling, general and administrative, net. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR.
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
In November and December 2013, the Company received a total of $40.0 million in milestone payments under its license agreement with Allergan. The milestone payments were for the successful completion of studies that supported the New Drug Application (“NDA”) filing with the FDA for Namzaric by Allergan. In May 2014, the Company received an additional $25.0 million milestone payment under the license agreement. This milestone payment was a result of the FDA’s acceptance of the NDA for Namzaric. In December 2014, the Company received a final $30.0 million milestone payment in connection with the FDA approval of Namzaric. These amounts have been recorded as revenue when received in the consolidated statements of operations and comprehensive income during 2013 and 2014, respectively.
The Company is entitled to receive royalties on net sales in the United States by Allergan, its affiliates, or any of its sublicensees of controlled-release versions of memantine products covered by the terms of the license agreement. Beginning in May 2020, the Company will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric in the United States. Beginning in June 2018, the Company will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product. Allergan’s obligation to pay royalties with respect to Namenda XR continues until the expiration of the

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Orange Book listed patents covering such products. However, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics.
8. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases approximately 18,500 square feet of office space in Emeryville, California under an operating lease that expires April 30, 2020. The lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. The Company’s total rent expense was approximately $667,000, $625,000, and $628,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
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
As of December 31, 2017, future minimum lease payments under the non-cancelable facility operating lease and non-cancelable purchase commitments were as follows (in thousands):

December 31, 2017
2018	$3,782
2019	2,019
2020	591
2021	—
2022	—
Thereafter	—
Total	$6,392
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of the date of this filing, several companies have submitted Abbreviated New Drug Applications, or ANDAs, including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest beginning in June 2018. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR. The Company, Forest, Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies. The Company and Forest will continue to enforce the patents associated with Namenda XR.
The Company and Forest have entered into a series of settlement agreements with all Namenda XR ANDA filers, except for one ANDA filer. Entry dates for generic Namenda XR are governed by the settlement agreements in that action. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namenda XR is January 31, 2020 or in the alternative, an option to launch an authorized generic version of Namenda XR beginning on January 31, 2021.
In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by the Company to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. The Company and Forest filed the notice of appeal of that final judgment to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). On December 11, 2017, the Federal Circuit issued a non-precedential opinion affirming the final judgment of the district court. On January 10, 2018, the Company and Forest filed a petition for rehearing/rehearing en banc with the Federal Circuit. On February 12, 2018, the appellate court denied that petition and on February 20, 2018, the mandate of the court was issued. Based upon the terms of certain settlement agreements with generic filers related to Namenda XR, certain generic filers can now commercialize generic versions of Namenda XR, if approved by the FDA.
On June 2, 2017, the Company and Forest filed a lawsuit against the remaining ANDA filer in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namenda XR that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). This action is ongoing and in a very early stage.
On July 24, 2017, an ANDA filer that previously entered into a settlement agreement with Forrest and the Company filed a complaint against the Company and Forest in the Court of Chancery of the State of Delaware alleging that Forest and the Company breached the license agreement and settlement agreement entered into with that filer to settle the litigation related to its ANDA referencing Namenda XR as the reference listed drug. As of the date of this filing, this action has been settled by the parties.
Additionally, as of the date of this filing, a number of companies have submitted ANDAs including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020. The Company and Forest have filed lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation. As of the date of this filing, the Company and Forest have settled with all but one of the ANDA filers, including all first filers on all the available dosage forms of Namzaric. Entry dates for generic Namzaric are governed by the settlement agreements in those actions. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namzaric is January 1, 2025 or in the alternative, an option to launch an authorized

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generic version of Namzaric beginning on January 1, 2026 or earlier in certain circumstances. The Company and Forest intend to continue to enforce the patents associated with Namzaric.
On June 2, 2017, the Company and Forest filed a lawsuit against the remaining ANDA filer in the U.S. District Court for the District of Delaware for infringement of certain patents based on its filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namzaric that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). This action is ongoing and in a very early stage.
On April 20, 2017, an opposition was filed against the Company’s European Patent EP 2 506 709 B1, which relates to extended release compositions comprising amantadine or a pharmaceutically acceptable salt thereof. On May 26, 2017, the Company received a Communication of Notices of Opposition (R. 79(1) EPC) from the European Patent Office that requested the Company file its observations in response to the opposition within a period of four months from May 26, 2017. The Company filed its response to the opposition on October 5, 2017.
On February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LCC (“Osmotica”) filed an action against the Company in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of Adamas’ patents. As of the date of this filing, Adamas has not received service of a summons and complaint.
From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, the Company is not currently party to any material legal proceedings.
9. LONG-TERM DEBT
Royalty-Backed Loan Agreement
In May 2017, the Company, through a new wholly-owned subsidiary, Adamas Pharma, LLC, entered into a Royalty-Backed Loan with HCRP, whereby the Company initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter upon FDA approval and FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity, which GOCOVRI earned upon approval on August 24, 2017. Principal and interest will be payable quarterly from the proceeds of a 12.5% royalty on U.S. net sales of GOCOVRI and up to $15.0 million of the Company’s annual royalties from Allergan on U.S. net sales of Namzaric starting in May 2020, pursuant to the Company’s license agreement with Allergan. The royalty rate on net sales of GOCOVRI will drop to 6.25% after the principal amount of the loan has been repaid in full, until the Company has made total payments of 200% of the funded amounts. The Company may elect to voluntarily prepay the loan at any time; or may be required to prepay, subject to specified prepayment trigger events as described below, in which case the amount due will be 200% of the funded amounts, less total payments made to date. Royalty rates are subject to increase to 17.5% and 22.5% if total principal and interest payments have not reached minimum specified levels at measurement dates on December 2021 and December 2022, respectively. Under the terms of the loan, HCRP has recourse to Adamas Pharma, LLC, not the Company. The loan agreement matures in December 2026 but as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan, the repayment term may be shortened depending on the actual sales of GOCOVRI and actual royalties received from Allergan.
The loans bear interest at an annual rate of 11% on the outstanding principal amount and includes an interest-only period until the interest payment date following the ninth full calendar quarter after the $65.0 million additional loan. To the extent that royalties are insufficient to pay interest in full during the first nine quarters of the loan, any unpaid portion of the quarterly interest payment will be added to the principal amount of the loans. For the twelve months ended December 31, 2017, accrued interest in the amount of $4.4 million was added to the principal balance of the loan.
In connection with the Royalty-Backed Loan, the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the debt discount, related to the Royalty-Backed Loan, of $4.6 million for the twelve months ended December 31, 2017. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of December 31, 2017 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 19.1%.
The assumptions used in determining the expected repayment term of the loan and amortization period of the debt discount require that the Company make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized and the effective interest rate.
The Company may be required to make mandatory prepayments of the borrowings under the Royalty-Backed Loan, subject to specified prepayment trigger events, including: (1) the occurrence of any event of default or (2) the occurrence of a change in control. Upon the prepayment of all or any of the outstanding principal balance, the Company shall pay in addition to such prepayment, a prepayment premium. As the holder of the loans may exercise the option to require prepayment by the Company, the prepayment premium is considered to be an embedded derivative which is required to be bifurcated from its host contract and accounted for as a separate financial instrument. The valuation of the embedded derivative is described further in Note 4.
Long-term debt and unamortized debt discount balances are as follows (in thousands):

	December 31, 2017	December 31, 2016
Loans payable, gross	$100,000	$—
Less: Unamortized debt discount and issuance costs	(1,747)	—
Plus: Unpaid portion of quarterly interest payment	4,394	—
Carrying value of loans payable	$102,647	$—
Less: Current portion of long-term debt	—	—
Non-current portion of long-term debt	$102,647	$—
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $109.5 million as of December 31, 2017. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 4.
There are no contractual minimum principal payments due until the loan matures in December 2026 as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan.
10. CONVERTIBLE PREFERRED STOCK
The Company’s amended and restated certificate of incorporation filed on April 15, 2014, authorizes 5,000,000 shares of preferred stock, of which there were no shares outstanding as of December 31, 2017 and 2016.
11.  STOCKHOLDERS’ EQUITY
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

offering price of $23.00 per share. Proceeds from the follow-on public offering were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs.
Sales Agreements
In June 2015, the Company entered into a sales agreement (“2015 Sales Agreement”) with a sales agent, pursuant to which the Company was able to, at its discretion, issue and sell common stock from time to time with a value of up to a maximum of $25.0 million in an at-the-market offering. The sales agent earned a 3% commission on gross proceeds for any sales of common stock made under the 2015 Sales Agreement. The 2015 Sales Agreement was terminated in November 2016. During the year ended December 31, 2016, there were no shares sold under the 2015 Sales Agreement. The Company sold a total of 509,741 shares under the 2015 Sales Agreement in 2015 at prevailing market prices with an average price of $20.04 for net proceeds of $9.7 million.
In May 2017, the Company entered into a sales agreement (“2017 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may, from time to time, issue and sell at its option, shares of the Company’s common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering (“ATM Offering”). Sales of the common stock, if any, will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on November 21, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement and the Company will pay Cowen a commission of up to 3% of the gross proceeds. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of December 31, 2017, no shares have been sold under the Sales Agreement.
Shares reserved for Future Issuance
Shares of Company’s common stock reserved for future issuance are as follows:

	December 31, 2017	December 31, 2016
Common stock awards issued and outstanding	5,564,635	5,483,557
Authorized for future issuance under 2014 Equity Incentive Plan	1,723,733	1,576,926
Authorized for future issuance under 2016 Inducement Plan	188,715	334,062
Employee stock purchase plan	693,856	532,849
Total	8,170,939	7,927,394
12. STOCK-BASED COMPENSATION
Stock Compensation Plans
In October 2002, the Company established its 2002 Employee, Director, and Consultant Stock Plan and in December 2007, the Company established its 2007 Stock Plan. No further grants were then made under the 2002 Plan.
In February 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO. No further grants were then made under the 2007 Plan. Under the 2014 Plan, 1,993,394 shares of the Company’s common stock were made available for issuance which included all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, and is subject to further increase for shares that were subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired. The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. For 2017, 2016, and 2015, the common stock available for issuance under the 2014 Plan increased by

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

880,362, 739,708, and 701,763 shares of common stock, respectively. As of December 31, 2017, the number of shares available for issuance under the 2014 Plan was 1,723,733.
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
Stock Option Activity
The stock option and related activity under all of the Company’s stock compensation plans is summarized as follows:

	Outstanding Options		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
	Number of Shares	Weighted Average Exercise Price
Stock Options
Balances, December 31, 2016	5,270,196	$9.60
Options granted	1,444,675	18.87
Options exercised	(1,183,353)	7.63
Options forfeited	(383,243)	16.42
Options expired	(10,691)	20.29
Balances, December 31, 2017	5,137,584	$12.12	6.48	$111,981
Vested and expected to vest, December 31, 2017	4,991,486	$11.99	6.43	$109,438
Exercisable, December 31, 2017	3,363,191	$9.01	5.31	$83,688
The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2017 of $33.89. The intrinsic value of options exercised, calculated as the difference between the exercise price and the fair value of the Company’s common stock on the date of exercise, was approximately $18.1 million, $6.6 million, and $6.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
During the years ended December 31, 2017, 2016, and 2015, the Company granted stock options to employees to purchase 1,439,675, 1,030,375, and 917,150 shares of common stock, respectively, with a weighted-average grant date fair value of $11.93, $9.15, and $11.47, respectively. As of December 31, 2017, there was total unrecognized compensation cost related to unvested options of approximately $21.4 million. This cost is expected to be recognized over a period of 2.6 years. The total fair value of employee stock options vested for the years ended December 31, 2017, 2016, and 2015 was $10.6 million, $8.4 million and $10.0 million, respectively.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Activity
The restricted stock unit and related activity under all of the Company’s stock compensation plans is summarized as follows:

	Outstanding Units
		Weighted-Average Grant Date Fair Value

Restricted Stock Units	Number of Shares
Unvested, December 31, 2016	213,361	$14.66
Granted	349,896	19.97
Vested	(64,471)	14.96
Forfeited	(71,735)	16.13
Unvested, December 31, 2017	427,051	$18.72
The aggregate intrinsic value of RSUs outstanding on December 31, 2017 was $14.5 million based on the fair value of the Company’s common stock on that date. The aggregate intrinsic value of RSUs vested was approximately $1.2 million for the year ended December 31, 2017 and zero for both years ended December 31, 2016 and 2015. As of December 31, 2017, there was total unrecognized compensation cost related to unvested RSUs of approximately $7.0 million. This cost is expected to be recognized over a period of 3.4 years.
Employee Stock Purchase Plan
In February 2014, the Company’s board of directors adopted and, in March 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO. The ESPP authorized the issuance of 262,762 shares. Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of 2017, the Company has issued a total of 149,363 shares under the ESPP. The number of shares available for future issuance under the plan were 693,856 at December 31, 2017. Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above. For 2017, 2016, and 2015, the common stock available for issuance under the ESPP increased by 220,090, 184,927, and 175,440 shares of common stock, respectively.
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$3,597	$2,855	$3,156
Selling, general and administrative	9,770	7,716	6,800
Total stock-based compensation expense	$13,367	$10,571	$9,956
Stock-based compensation of $39,000 was capitalized into inventory for the twelve months ended December 31, 2017. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Determination of the fair value of the shares of common stock underlying the stock options historically has been the responsibility of the Company’s board of directors. Subsequent to the IPO in April 2014, the fair value of common stock is determined based on the closing price of the Nasdaq Global Market.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2017, 2016, and 2015 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures, based on historical experience. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company estimated the fair value of employee stock options and ESPP shares on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Years Ended December 31,
	2017	2016	2015
Stock Options
Expected price volatility	68% - 70%	69% - 71%	68% - 80%
Risk-free interest rate	1.83% - 2.17%	1.23% - 1.81%	1.37% - 1.95%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Dividend yield	—	—	—

	Years Ended December 31,
	2017	2016	2015
Employee Stock Purchase Plan
Expected price volatility	51% - 71%	68% - 73%	56% - 62%
Risk-free interest rate	0.60% - 1.45%	0.49% - 0.60%	0.07% - 0.41%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	—	—	—
Stock-based compensation expense related to employee stock options for the years ended December 31, 2017, 2016, and 2015 was $11.2 million, $9.3 million, and $8.7 million, respectively. Stock-based compensation expense related to the ESPP plan for the years ended December 31, 2017, 2016, and 2015 was $0.3 million, $0.3 million, and

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.2 million, respectively. Stock-based compensation expense related to restricted stock units was $1.3 million, $0.5 million, and zero for the years ended December 31, 2017, 2016 and 2015, respectively.
Non-Employee Stock-Based Compensation
The Company granted 5,000 options to purchase common stock and 12,437 restricted stock units to consultants during the year ended December 31, 2017, 12,600 options to purchase common stock during the year ended 2016, and zero shares during the year ended 2015. These restricted stock units and options are granted in exchange for consulting services to be rendered and are measured and recognized as they are earned. Options issued during the year ended 2016 were granted to a member of the Company’s board of directors. The Company believes that the estimated fair value of the restricted stock units and stock options is more readily measurable than the fair value of the services rendered.
The Company estimated the fair value of non-employee stock options using the Black-Scholes model with the following weighted-average assumptions:

Years Ended December 31,
	2017	2016	2015
Expected price volatility	68% - 80%	71% - 77%	76% - 82%
Risk-free interest rate	1.94% - 2.36%	1.47% - 2.46%	1.84% - 2.26%
Expected term (in years)	6.00 - 9.75	7.00 - 9.75	8.00 - 9.00
Dividend yield	—	—	—
Compensation expense related to non-employee restricted stock units and options for years ended December 31, 2017, 2016, and 2015 was approximately $0.6 million, $0.5 million, and $1.1 million, respectively.
13. INCOME TAXES
Loss before provision for income tax is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(91,220)	$(60,147)	$(57,074)
International	—	(26)	—
Total	$(91,220)	$(60,173)	$(57,074)
The provision for income taxes is summarized as follows (in thousands):

	December 31,
	2017	2016	2015
Current:
Federal	$(1,730)	$(116)	$(5,273)
State	—	1	1
Foreign	—	—	—
	(1,730)	(115)	(5,272)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Benefit for income taxes	$(1,730)	$(115)	$(5,272)

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% to pretax loss from operations as a result of the following:

	December 31,
	2017	2016	2015
Statutory federal income tax rate	$(31,927)	$(21,079)	$(19,976)
State income taxes, net of federal tax benefits	(5,041)	(9)	1
Foreign rate differential	—	10	—
Tax credits	(2,306)	(3,905)	(8,303)
Impact of federal rate change	24,907	—	—
Net operating loss carryback	—	—	4,099
Change in statutory rates	(1,440)	624	—
Stock compensation	(2,558)	(1,109)	821
State net operating losses	633	1,779	—
Other	—	109	1,330
Change in valuation allowance	16,002	23,465	16,756
Income tax provision	$(1,730)	$(115)	$(5,272)
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$44,177	$29,102
Research and development tax credits	16,189	14,453
Accruals and reserves	371	395
Stock compensation	6,244	6,902
Depreciation and amortization	1,638	1,765
Total deferred tax assets	68,619	52,617
Less: Valuation allowance	(68,619)	(52,617)
Net deferred tax assets	$—	$—
The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $16.0 million and $23.5 million for the years ended December 31, 2017 and 2016, respectively.
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Tax Act repealed corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017, and provides that existing AMT credit carryovers are refundable beginning in 2018 through 2022. The Company has approximately $1.7 million of AMT credit carryovers that are fully refunded by 2022 and therefore the deferred tax asset has been reclassed to an income tax receivable. As for the remaining deferred tax assets, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets.
As of December 31, 2017, and December 31, 2016, the Company had federal net operating loss carryforwards of approximately $163.3 million and $73.0 million, respectively, available to reduce future taxable income. The Company also had state net operating loss carryforwards of approximately $131.3 million and $61.8 million as of December 31, 2017 and December 31, 2016, respectively. The federal net operating loss carryforward begins expiring in 2025, and the non-utilized state net operating loss carryforward began expiring in 2016. In the year ended December 31, 2017, $11.0 million of California net operating loss carryforwards expired.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has federal research and development tax credit carryforwards of approximately $3.5 million. If not utilized, the carryforwards will begin expiring in 2024. The Company has state research and development credit carryforwards of approximately $3.2 million which do not expire. The Company also has orphan drug credit carryforwards of $13.5 million.
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
Uncertain Tax Positions
The total amounts of unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 were $4.0 million, $3.2 million, and $1.8 million, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at the beginning of the year	$3,188	$1,820	$2,608
Additions based on prior period tax positions	43	93	980
Additions based on current period tax positions	803	1,275	—
Reductions based on prior period tax positions	—	—	(1,768)
Balance at the end of the year	$4,034	$3,188	$1,820
The Company’s policy is to account for interest and penalties as income tax expense. The Company accrued no interest related to unrecognized tax benefits during the years ended December 31, 2017, 2016, and 2015.
The Company files income tax returns in the U.S. federal jurisdiction, California, other state jurisdictions, and India. The Company is subject to U.S. federal income tax examination for the calendar years ending 2002 through 2017 due to net operating losses that have been carried forward for tax purposes. Additionally, the Company is subject to state income tax examinations for the 2006 through 2017 calendar years due to net operating losses that are being carried forward for tax purposes. The Company is subject to audit by the Indian tax authorities from 2014 onward. The Company is not currently under audit in any major tax jurisdiction.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Pursuant to the SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes by recording a net tax provision of $24.9 million in the period ending December 31, 2017, which is offset by a full valuation allowance. This reasonable estimate will leave the measurement window open for up to one year. This tax expense is primarily due to the corporate rate reduction. The Company has also recorded a tax benefit of $1.7 million for the AMT credits which are refundable in tax year 2018 through 2022.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. NET LOSS PER SHARE
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows (in thousands, except per share data):

	December 31,
	2017	2016	2015
Historical net loss per share
Numerator:
Net loss, basic and diluted	$(89,490)	$(60,058)	$(51,802)
Denominator:
Weighted average common shares outstanding, basic and diluted	22,558	21,711	18,116
Less: weighted average unvested common shares subject to repurchase	—	—	(5)
Weighted average common shares used in calculating net loss per share, basic and diluted	22,558	21,711	18,111
Net loss per share, basic and diluted	$(3.97)	$(2.77)	$(2.86)
The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive (in thousands):

	December 31,
	2017	2016	2015
Options to purchase common stock	5,940	5,523	5,249
Total	5,940	5,523	5,249
15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2017. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net revenues	$—	$2	$1	$568	(1)
Gross profit(2)	—	—	—	551
Net loss	(16,028)	(20,745)	(23,360)	(29,357)
Net loss per share, basic and diluted	(0.72)	(0.93)	(1.04)	(1.27)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net revenues	$175	$222	$138	$37
Gross profit	—	—	—	—
Net loss	(13,828)	(16,876)	(14,394)	(14,960)
Net loss per share, basic and diluted	(0.65)	(0.78)	(0.66)	(0.68)

(1)	In the fourth quarter of 2017 the Company commenced commercial sales of GOCOVRI.

(2)	Gross profit is computed by subtracting cost of product sales from product sales, net.

16. SUBSEQUENT EVENTS
On January 16, 2018, the Company amended its lease agreement with KBSIII Towers at Emeryville, LLC to extend its lease until April 30, 2025, and relocate the Company within its current building from the seventh to the tenth and eleventh floors, containing approximately 37,626 rentable square feet. The relocation of the Company is expected to occur no later than the second quarter of 2018. Upon relocation, the Company shall pay a base rent of $159,911 per month for the first twelve months, with the monthly rent increasing approximately $5,000 per month in each subsequent year until the expiration of the lease.
On January 26, 2018, the Company completed a follow-on public offering of 3,450,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 450,000 shares of common stock, at an offering price of $41.50 per share. Proceeds from the follow-on public offering were approximately $134.1 million, net of underwriting discounts, commissions, and offering-related transaction costs.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2017, we implemented processes and internal controls to record product sales, cost of product sales, and inventory as a result of the FDA approval of GOCOVRI. The implementation of these processes resulted in changes to internal controls over financial reporting, which we believe were material. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2017.
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
(a)(3)  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014
3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014
4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of September 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014
10.1*	Adamas Pharmaceuticals, Inc. 2002 Employee, Director and Consultant Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.1	3/5/2014
10.2*	Adamas Pharmaceuticals, Inc. 2007 Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.2	3/5/2014
10.3*	Adamas Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Form of Stock Option Grant Notice and Option Agreement.	S-1	333-194342	10.3	4/7/2014
10.4*	Adamas Pharmaceuticals, Inc. Form of Stock Option Grant Notice and Option Agreement.	10-Q	001-36399	10.24	8/11/2015
10.5*	Adamas Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan.	S-1	333-194342	10.4	3/26/2014

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.6*	Adamas Pharmaceuticals, Inc. Form of Restricted Stock Unit Grant Notice and Award Agreement.	10-K	001-36399	10.24	2/23/2016
10.7*	Adamas Pharmaceuticals, Inc. Amended and Restated 2016 Inducement Plan.	S-8	333-216313	99.5	2/28/2017
10.8*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Adamas Pharmaceuticals, Inc. 2016 Inducement Plan.	S-8	333-194342	99.6	3/17/2016
10.9*	Form of Stock Option Grant Notice and Option Agreement under the Adamas Pharmaceuticals, Inc. 2016 Inducement Plan.	S-8	333-194342	99.7	3/17/2016
10.10	Office Lease Agreement by and between the registrant and CA-Emeryville Properties Limited Partnership, dated as of October 25, 2006.	S-1	333-194342	10.7	3/5/2014
10.11	First Amendment to Lease by and between the registrant and NOP Watergate LLC (as successor in interest to CA-Emeryville Properties Limited Partnership), dated as of April 29, 2009.	S-1	333-194342	10.8	3/5/2014
10.12	Second Amendment to Office lease Agreement by and between the registrant and Emeryville Office, L.L.C. (as successor to NOP Watergate, LLC), dated as of January 18, 2011.	S-1	333-194342	10.9	3/5/2014
10.13	Third Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of June 17, 2011.	S-1	333-194342	10.10	3/5/2014
10.14	Fourth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of January 31, 2013.	S-1	333-194342	10.11	3/5/2014
10.15	Fifth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of May 23, 2014.	10-Q	001-36399	10.3	8/7/2014
10.16	Sixth Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of October 27, 2015.	10-K	001-36399	10.23	2/23/2016
10.17**	License Agreement by and between the registrant and Forest Laboratories Holdings Limited, dated as of November 13, 2012.	S-1/A	333-194342	10.6	4/7/2014
10.18*	Adamas Pharmaceuticals, Inc. Amended and Restated Executive Severance Plan.	10-Q	001-36399	10.2	5/9/2017
10.19*	Offer Letter by and between Adamas Pharmaceuticals, Inc. and Gregory Went, dated as of March 8, 2006.	S-1	333-194342	10.12	3/5/2014

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.20*	Offer Letter by and between registrant and William J. Dawson, dated as of August 12, 2014.	8-K	001-36399	10.8	8/13/2014
10.21*	Offer letter by and between the registrant and Rajiv Patni, MD, dated April 17, 2015.	10-Q	001-36399	10.23	8/11/2015
10.22*	Offer letter by and between the registrant and Jennifer Rhodes, dated March 25, 2016.	10-Q	001-36399	10.1	5/10/2016
10.23*	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-194342	10.17	3/5/2014
10.24*	2016 Executive Cash Bonus Award Program.	10-Q	001-36399	10.2	5/10/2016
10.25*	2017 Executive Cash Bonus Award Program.	8-K	001-36399	10.1	4/5/2017
10.26*	Consulting Services Agreement by and between the registrant and John MacPhee, M.P.H., dated February 1, 2016, and as amended dated August 5, 2016.	10-Q	001-36399	10.1	11/3/2016
10.27*	Compensatory Arrangements with Non-Employee Directors.	10-K	001-36399	10.27	2/28/2017
10.28*	Offer letter by and between the registrant and Richard A. King, dated April 17, 2017.	10-Q	001-36399	10.1	8/8/2017
10.29*	Offer letter by and between the registrant and Alfred G. Merriweather, dated June 26, 2017.	10-Q	001-36399	10.2	8/8/2017
10.30*	Separation agreement by and between the registrant and William Dawson, dated June 27, 2017.	10-Q	001-36399	10.3	8/8/2017
10.31**	Loan Agreement dated May 11, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.	10-Q	001-36399	10.4	8/8/2017
10.32	Secured Promissory Note dated May 11, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.	10-Q	001-36399	10.5	8/8/2017
10.33**	Amended and Restated Commercial Supply Agreement by and between Adamas Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC.	10-Q	001-36399	10.1	11/2/17
10.34**	Amended and Restated API Supply Agreement by and between Adamas Pharma, LLC and Moehs Ibérica, S.L.	10-Q	001-36399	10.2	11/2/17
10.35*	2017 compensation actions with respect to the CEO and CFO.	8-K	001-36399	Item 5.02	2/27/2017
10.36*	Change in Compensation for Christopher B. Prentiss, Chief Accounting Officer.	8-K	001-36399	Item 5.02	9/21/2017
10.37	Secured Promissory Note dated November 27, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.					X

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.38	Seventh Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of January 16, 2018.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page hereto).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
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
** Confidential treatment has been granted for certain portions of this exhibit.
ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamas Pharmaceuticals, Inc. (Registrant)
Date:	February 22, 2018	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2018	/s/ Alfred G. Merriweather
Alfred G. Merriweather Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory T. Went, Ph.D. and Alfred G. Merriweather, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory T. Went	Chief Executive Officer and Chairman	February 22, 2018
Gregory T. Went, Ph.D.	(Principal Executive Officer)

/s/ Alfred G. Merriweather	Chief Financial Officer	February 22, 2018
Alfred G. Merriweather	(Principal Financial Officer)

/s/ Christopher B. Prentiss	Chief Accounting Officer	February 22, 2018
Christopher B. Prentiss	(Principal Accounting Officer)

/s/ Michael Bigham	Director	February 22, 2018
Michael Bigham

/s/ Martha J. Demski	Director	February 22, 2018
Martha J. Demski

/s/ Mardi C. Dier	Director	February 22, 2018
Mardi C. Dier

/s/ William Ericson	Director	February 22, 2018
William Ericson

/s/ Ivan Lieberburg	Director	February 22, 2018
Ivan Lieberburg, M.D., Ph.D.

/s/ John MacPhee	Director	February 22, 2018
John MacPhee

/s/ David L. Mahoney	Director	February 22, 2018
David L. Mahoney