Form 10-Q
period 2018-03-31
Adamas Pharmaceuticals Inc
filed 2018-05-03
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 001-36399
ADAMAS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1560076 (I.R.S. Employer Identification Number)

1900 Powell Street, Suite 750 Emeryville, CA (Address of Principal Executive Offices)	94608 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2018 was 26,982,322.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$50,942	$91,316
Available-for-sale securities	147,588	82,126
Accounts receivable, net	1,613	367
Inventory	2,455	1,704
Prepaid expenses and other current assets	3,492	3,662
Total current assets	206,090	179,175
Property and equipment, net	3,296	3,132
Available-for-sale securities, non-current	88,125	2,991
Other assets	877	878
Total assets	$298,388	$186,176
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,132	$3,878
Accrued liabilities	12,353	12,385
Other current liabilities	435	344
Total current liabilities	20,920	16,607
Long-term debt	107,105	102,647
Other non-current liabilities	760	796
Total liabilities	128,785	120,050
Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 26,958,014 and 23,320,551 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	32	28
Additional paid-in capital	416,604	277,964
Accumulated other comprehensive loss	(363)	(167)
Accumulated deficit	(246,670)	(211,699)
Total stockholders’ equity	169,603	66,126
Total liabilities and stockholders’ equity	$298,388	$186,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales	$2,553	$—
Costs and operating expenses:
Cost of product sales	25	—
Research and development	7,188	7,088
Selling, general and administrative, net	26,363	9,144
Total costs and operating expenses	33,576	16,232
Loss from operations	(31,023)	(16,232)
Interest and other income, net	878	204
Interest expense	(4,826)	—
Net loss	$(34,971)	$(16,028)
Net loss per share, basic and diluted	$(1.35)	$(0.72)
Weighted average shares used in computing net loss per share, basic and diluted	25,861	22,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(34,971)	$(16,028)
Unrealized gain (loss) on available-for-sale securities	(196)	27
Comprehensive loss	$(35,167)	$(16,001)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(34,971)	$(16,028)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	383	284
Stock-based compensation	3,741	2,884
Accretion of interest expense	4,826	—
Change in fair value of embedded derivative liability	24	—
Net accretion of discounts and amortization of premiums of available-for-sale securities	(53)	223
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(643)	(36)
Inventory	(558)	—
Prepaid expenses and other assets	171	1,043
Accounts receivable, net	(1,246)	(895)
Accounts payable	3,944	(473)
Accrued liabilities and other liabilities	(417)	(938)
Net cash used in operating activities	(24,799)	(13,936)
Cash flows from investing activities
Purchases of property and equipment	(502)	(364)
Purchases of available-for-sale securities	(178,896)	(6,992)
Maturities of available-for-sale securities	28,800	17,800
Net cash provided by (used in) investing activities	(150,598)	10,444
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	134,433	—
Proceeds from issuance of common stock upon exercise of stock options	590	675
Net cash provided by financing activities	135,023	675
Net decrease in cash and cash equivalents	(40,374)	(2,817)
Cash and cash equivalents at beginning of period	91,316	23,735
Cash and cash equivalents at end of period	$50,942	$20,918
Supplemental disclosure of noncash investing and financing activities
Purchases of inventory in accounts payable and accrued expenses	$163	$—
Purchases of property and equipment in accounts payable and accrued expense	$106	$51
Stock-based compensation capitalized in inventory	$49	$—
Public offering costs in accounts payable and accrued expense	$169	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) focuses on time-dependent biology to redefine the treatment experience for patients suffering from chronic neurological diseases. In August 2017, the U.S. Food and Drug Administration (FDA) approved GOCOVRI™ (amantadine) extended release capsules (previously ADS-5102), the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson's disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The Company is also advancing its pipeline of differentiated investigational programs, which includes: ADS-5102 in development for the treatment of multiple sclerosis walking impairment; and ADS-4101, a high-dose, modified-release lacosamide in development for the treatment of partial onset seizures in patients with epilepsy. The Company’s goal is to create and commercialize a new generation of medicines intended to lessen the burden of disease on patients, caregivers and society.
The Company was incorporated in the State of Delaware on November 15, 2000, and operates as one segment. The Company’s headquarters and operations are located in Emeryville, California.
2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2017 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2018, or any other future period. Readers should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC. The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2017. Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. Other than the adoption of the new accounting guidance, the Company’s critical accounting policies have not changed materially from December 31, 2017.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and variable consideration, clinical trial accruals, fair value of assets and liabilities including short-term and long-term classification, embedded derivatives, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.
To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct.
Product sales
The Company’s product sales consist of U.S. sales of GOCOVRI. GOCOVRI was approved by the FDA on August 24, 2017, and the Company commenced shipments of GOCOVRI to a specialty pharmacy (SP) during October 2017. The Company’s agreements with its customers provide for transfer of title to the product at the time the product has been delivered to and accepted by the customer. The customer subsequently dispenses product directly to a patient. In addition, except for limited circumstances, the customer has no right of product return to the Company.
The Company recognizes revenue on product sales when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company has determined that the delivery of its product to customers constitutes a single performance obligation as there are no other promises to deliver goods or services. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. The Company has assessed the existence of a significant financing component in the agreements with its customers. The trade payment terms with its customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.
The Company considers effects of items which can decrease the transaction price such as variable consideration and consideration payable to a customer or payer. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The amount of variable consideration may be constrained and is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Revenue from product sales is recorded after considering the impact of the following variable consideration amounts at the time of revenue recognition:
Distribution Fees: Distribution fees include fees paid to the SP for data and prompt payment discounts. Distribution fees are recorded based on contractual terms.
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. Rebates are estimated based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on data received from the SP. The Company uses the expected-value method for estimating rebates and estimates are adjusted quarterly to reflect actual experience.
Product Returns: Consistent with industry practice, the Company offers limited product return rights and generally allows for the return of product that is damaged or defective, and within a few months prior to and up to a few months after the product expiration date. The Company does not allow product returns for product that has been dispensed to a patient. The Company considers several factors in the estimation of potential product returns, including expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, prescription trends, and other relevant factors. Product returns have been insignificant to date and are expected to be immaterial in the future.
Medicare Part D Coverage Gap: Medicare Part D coverage gap is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States, which mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the coverage gap is generally invoiced and paid in arrears. The impact of the Medicare Part D coverage gap is estimated using the expected-value method based on an amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters and is adjusted quarterly based on actual experience.
Co-payment Assistance: The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Co-payment assistance is estimated using the expected-value method based on historical program participation and estimates of program redemption using data provided by third-party administrators.
Each of the above items are variable consideration, are recorded at the time of revenue recognition, and require significant estimates, judgment and information obtained from external sources. The Company determined a significant reversal of revenue would not occur in a future period for the estimates of variable consideration detailed above and, therefore, the transaction price was not reduced further during the three months ended March 31, 2018. If management's estimates differ from actual results, the Company will record adjustments that would affect product sales in the period of adjustment.
License agreement revenue
The Company generates revenue from collaboration and license agreements for the development and commercialization of products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration milestone payments based on the achievement of defined objectives, and royalties on sales of commercialized products. Such agreements may contain various promises to customers which are generally capable of being distinct and accounted for as separate performance obligations. The Company’s duties and responsibilities under the collaboration and license agreements typically include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials, and obligations to participate on certain development and/or commercialization committees with the partners. These promises may be regarded as separate performance obligations, or bundled as a single performance obligation, depending upon the nature of the arrangement.
For agreements with multiple performance obligations, the Company allocates estimated revenue to each performance obligation at contract inception based on the estimated relative standalone selling price (SSP) of each performance obligation in the arrangement. Revenue allocated to each performance obligation is then recognized when the entity satisfies the performance obligation by transferring control of the promised good or service to the customer.
Licenses for Intellectual Property (IP): If the Company determines that the license for IP is distinct from the other performance obligations identified in the arrangement, revenue from non-refundable, up-front fees allocated to the license is recognized when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, judgment is applied to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: For contracts with customers that contain payments that are contingent upon achievement of a substantive milestone, at the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative SSP basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.
Reimbursement of Research and Development Costs: Amounts related to research and development funding and full-time equivalent employees assigned to the license agreement are recognized over time as the related services or activities are performed, in accordance with the contract terms.
Royalties: For arrangements that include sales-based royalties, and the licensed IP is deemed to be the predominant item to which the royalties relate, the Company recognizes the related royalty revenue at the later of (i) when the related sales occur, or (ii) the satisfaction or partial satisfaction of the performance obligation to which the royalty relates.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2018
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers with amendments in 2015, 2016, and 2017. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard replaces most existing revenue recognition guidance. The Company adopted the new standard effective January 1, 2018, using the full retrospective transition method. The Company has evaluated the effect the new guidance will have on its consolidated financial statements and determined the adoption of this guidance to have no material impact on amounts previously reported in its consolidated financial statements.
ASU 2014-09 also codified the guidance on other assets and deferred costs relating to contracts with customers with the addition of ASC 340-40. This guidance relates to the accounting for costs of an entity to obtain and fulfill a contract to provide goods or services to the customer. Under the new guidance, an entity shall recognize as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. In the Company’s review of the various costs to obtain contracts with customers, it has determined that currently no significant costs are incurred that meet the capitalization criteria. The Company’s costs to fulfill contracts are outside the scope of ASC 340-40 and are typically expensed as incurred.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting. The new guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company adopted the new standard effective January 1, 2018, on a prospective basis. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or disclosures.
New Accounting Pronouncements Not Yet Adopted
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$23,175	$23,175	$—	$—
Corporate debt	40,371	—	40,371	—
U.S. Treasury notes	192,356	—	192,356	—
Commercial paper	2,986	—	2,986	—
Total assets measured at fair value	$258,888	$23,175	$235,713	$—
Liabilities:
Embedded derivative liability	$494	$—	$—	$494
Total liabilities measured at fair value	$494	$—	$—	$494

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$68,501	$68,501	$—	$—
Corporate debt	23,471	—	23,471	—
U.S. Treasury notes	61,646	—	61,646	—
Total assets measured at fair value	$153,618	$68,501	$85,117	$—
Liabilities:
Embedded derivative liability	$470	$—	$—	$470
Total liabilities measured at fair value	$470	$—	$—	$470
Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
Corporate debt, U.S. Treasury notes, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The Company classified an embedded derivative related to the Royalty-Backed Loan as a Level 3 liability.
The fair value of the embedded derivative as a result of a change in control was calculated using a probability-weighted discounted cash flow model. The model used in valuing this embedded derivative requires the use of significant estimates and assumptions including but not limited to: 1) expected cash flows the Company expects to receive on U.S. net sales of GOCOVRI and on royalties from Allergan on U.S. net sales of Namzaric; 2) the Company’s risk adjusted discount rates; and 3) the probability of a change in control occurring during the term of the note based on the percentage of similar companies that were acquired over the previous five year period. Changes in the estimated fair value of the bifurcated embedded derivative are reported as gains or losses in interest and other income, net, in the condensed consolidated statement of operations. In the periods presented, the Company evaluated the embedded derivative value as a result of an event of default and the value as a result of increased costs due to a regulatory change and considered both to have no material value based on current assessment of probability, but could become material in future periods if a specified event of default or regulatory change became more probable than is currently estimated. See Note 8 “Long-Term Debt” for further description.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2017	$470
Change in fair value included in interest and other income, net	24
Balance as of March 31, 2018	$494
There were no transfers between any of the levels of the fair value hierarchy during the three months ended March 31, 2018.
4.     INVESTMENTS
The Company’s investments consist of corporate debt, U.S. Treasury notes, and commercial paper classified as available-for-sale securities.
The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt, United States Treasury notes, and commercial paper. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses are reclassified from other comprehensive loss to other income on the condensed consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities. Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$40,484	$—	$(113)	$40,371
U.S. Treasury notes	192,606	—	(250)	192,356
Commercial paper	2,986	—	—	2,986
Total	$236,076	$—	$(363)	$235,713
Reported as:
Short-term investments	$147,850	$—	$(262)	$147,588
Long-term investments	88,226	—	(101)	88,125
Total	$236,076	$—	$(363)	$235,713

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$23,507	$—	$(36)	$23,471
U.S. Treasury notes	61,777	—	(131)	61,646
Total	$85,284	$—	$(167)	$85,117
Reported as:
Short-term investments	$82,280	$—	$(154)	$82,126
Long-term investments	3,004	—	(13)	2,991
Total	$85,284	$—	$(167)	$85,117

Short-term and long-term investments include accrued interest of $0.9 million and $0.3 million, respectively, as of March 31, 2018. Short-term and long-term investments includes accrued interest of $0.6 million and $14,000, respectively, as of December 31, 2017. The Company has not incurred any realized gains or losses on investments for the three months ended March 31, 2018 and 2017. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 20 months as of March 31, 2018. All investments with unrealized losses at March 31, 2018 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$877	$859
Work-in-process	1,059	817
Finished goods	519	28
Total inventory	$2,455	$1,704
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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three months ended March 31, 2018 and 2017, there were no reimbursable external costs. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR. Beginning in May 2020, the Company will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric in the United States. Beginning in June 2018, the Company will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product. Allergan’s obligation to pay royalties with respect to Namenda XR continues until the expiration of the Orange Book listed patents covering such products. However, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR.
The Company evaluated the Allergan agreement under Topic 606. Based on that evaluation, the Company has determined that at the date of adoption it has satisfied all performance obligations associated with the upfront and milestone payments for each comparative period presented. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.

7.     COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases approximately 18,500 square feet of office space in Emeryville, California under an operating lease that expires April 30, 2020. On January 16, 2018, the Company amended its lease agreement to extend its lease until April 30, 2025, and relocate the Company within its current building from the seventh to the tenth and eleventh floors, containing approximately 37,626 rentable square feet. The lease provides for a tenant improvement allowance of approximately $1.1 million. As of March 31, 2018, none of the allowance was utilized. The initial monthly lease payments are $160,000, increasing to $197,000 in the final year of the agreement, with a lease abatement for the first three months after the lease commencement. The Company expects to relocate in the third quarter of 2018.
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
The Company enters into contracts in the normal course of business that include, among others, arrangements with CROs for clinical trials, vendors for preclinical research, and vendors for manufacturing. These contracts generally provide for termination upon notice, and therefore the Company believes that its obligations under these agreements are not material.
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
As of the date of this filing, several companies have submitted Abbreviated New Drug Applications, or ANDAs, including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest beginning in June 2018 in any quarter for which there is not significant competition from generics. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR. The Company, Forest, Merz Pharma GmbH &

Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.
As of the date of this filing, the Company and Forest have entered into a series of settlement agreements with all Namenda XR ANDA filers that the Company and Forest chose to file suit against, including with the ANDA filer against whom the Company and Forest filed a lawsuit on June 2, 2017, in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namenda XR that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). Entry dates for generic Namenda XR are governed by the settlement agreements in that action.
In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by the Company to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. The Company and Forest filed the notice of appeal of that final judgment to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). On December 11, 2017, the Federal Circuit issued a non-precedential opinion affirming the final judgment of the district court. On January 10, 2018, the Company and Forest filed a petition for rehearing/rehearing en banc with the Federal Circuit. On February 12, 2018, the appellate court denied that petition and on February 20, 2018, the mandate of the court was issued. Based upon the terms of certain settlement agreements with generic filers related to Namenda XR, certain generic filers can now commercialize generic versions of Namenda XR, if approved by the FDA. As of March 31, 2018, at least four generic companies have launched generic versions of Namenda XR.
Additionally, as of the date of this filing, a number of companies have submitted ANDAs including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020.
The Company and Forest have filed lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation. As of the date of this filing, the Company and Forest have settled with all such Namzaric ANDA filers, including all first filers on all the available dosage forms of Namzaric, including with the ANDA filer against whom the Company and Forest filed a lawsuit on June 2, 2017 in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namzaric that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). Entry dates for generic Namzaric are governed by the settlement agreements in those actions. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namzaric is January 1, 2025 or in the alternative, an option to launch an authorized generic version of Namzaric beginning on January 1, 2026, or earlier in certain circumstances. The Company and Forest intend to continue to enforce the patents associated with Namzaric.
On April 20, 2017, an opposition was filed against the Company’s European Patent EP 2 506 709 B1, which relates to extended release compositions comprising amantadine or a pharmaceutically acceptable salt thereof. On May 26, 2017, the Company received a Communication of Notices of Opposition (R. 79(1) EPC) from the European Patent Office that requested the Company file its observations in response to the opposition within a period of four months from May 26, 2017. The Company filed its response to the opposition on October 5, 2017. On March 7, 2018, the European Patent Office issued a Preliminary Opinion of the Opposition Division and a Summons to appear at oral proceedings on October 8, 2018.
On February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against the Company in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of the Company’s patents. This action is ongoing and is in a very early stage.
On March 13, 2018, the FDA’s New Paragraph IV Certifications list was updated to reflect that an ANDA seeking authorization from the FDA to manufacture, use, or sell a generic version of GOCOVRI™ (amantadine) extended release capsules, containing one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV) (“paragraph IV certification”), was submitted to the FDA on January 16, 2018, and has been accepted for filing. Subsequent to this date, the Company received a letter from attorneys representing Sandoz, Inc. (“Sandoz”) dated March

29, 2018, notifying it that Sandoz filed an ANDA for Amantadine Extended-Release Capsules, 137 mg that contains paragraph IV certifications seeking to obtain approval to engage in the commercial manufacture, use or sale of Amantadine Extended-Release Capsules, 137 mg before the expiration of U.S. Patent Nos. 8,389,578; 8,741,343; 8,796,337; 8,889,740; 8,895,614; 8,895,615; 8,895,616; 8,895,617; 8,895,618; 9,867,791; 9,867,792; 9,867,793; and 9,877,933.
From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, the Company is not currently party to any material legal proceedings.
8.     LONG-TERM DEBT
Royalty-Backed Loan Agreement
In May 2017, the Company, through a new wholly-owned subsidiary, Adamas Pharma, LLC, entered into a Royalty-Backed Loan with HCRP, whereby the Company initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter 2017 upon FDA’s recognition in the Orange Book of seven-year orphan drug exclusivity, which GOCOVRI earned upon approval on August 24, 2017. Principal and interest will be payable quarterly from the proceeds of a 12.5% royalty on U.S. net sales of GOCOVRI and up to $15.0 million of the Company’s annual royalties from Allergan on U.S. net sales of Namzaric starting in May 2020, pursuant to the Company’s license agreement with Allergan. The royalty rate on net sales of GOCOVRI will drop to 6.25% after the principal amount of the loan has been repaid in full, until the Company has made total payments of 200% of the funded amounts. The Company may elect to voluntarily prepay the loan at any time, or may be required to prepay subject to specified prepayment trigger events as described below, in which case the amount due will be 200% of the funded amounts, less total payments made to date. Royalty rates are subject to increase to 17.5% and 22.5% if total principal and interest payments have not reached minimum specified levels at measurement dates on December 2021 and December 2022, respectively. Under the terms of the loan, HCRP has recourse to Adamas Pharma, LLC, not the Company. The loan agreement matures in December 2026 but as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan, the repayment term may be shortened depending on the actual sales of GOCOVRI and actual royalties received from Allergan.
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
In connection with the Royalty-Backed Loan, the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $4.8 million and zero for the three months ended March 31, 2018 and March 31, 2017, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of March 31, 2018 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 19.9%.
The assumptions used in determining the expected repayment term of the loan and amortization period of the debt discount require that the Company make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized and the effective interest rate.
The Company may be required to make mandatory prepayments of the borrowings under the Royalty-Backed Loan upon the occurrence of specified prepayment trigger events, including: (1) the occurrence of any event of default or (2) the occurrence of a change in control. Upon the prepayment of all or any of the outstanding principal balance, the Company shall pay, in addition to such prepayment, a prepayment premium. As HCRP, as the holder of the loans, may exercise the option to require prepayment by the Company, the prepayment premium is considered to be an embedded derivative which is required to be bifurcated from its host contract and accounted for as a separate financial instrument. The valuation of the embedded derivative is described further in Note 3.
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	March 31, 2018	December 31, 2017
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(92,527)	(97,353)
Less: Payments made	(60)	—
Carrying value of loans payable	$107,413	$102,647
Less: Current portion of long-term debt	(308)	—
Non-current portion of long-term debt	$107,105	$102,647
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $111.3 million as of March 31, 2018. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
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
Public Offering
In January 2018, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 450,000 shares of common stock, at an offering price of $41.50 per share. Proceeds from the follow-on public offering were approximately $134.3 million, net of underwriting discounts and offering-related transaction costs.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of March 31, 2018, no shares have been sold under the Sales Agreement.

Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	March 31, 2018	December 31, 2017
Common stock awards issued and outstanding	6,265,045	5,564,635
Authorized for future issuance under 2014 Equity Incentive Plan	1,788,884	1,723,733
Authorized for future issuance under 2016 Inducement Plan	618,513	188,715
Employee stock purchase plan	927,062	693,856
Total	9,599,504	8,170,939
10.     STOCK-BASED COMPENSATION
Stock Compensation Plans
In January 2018, the common stock available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) automatically increased by 4% of the total number of shares of the Company’s capital stock outstanding on December 31, 2017, or 932,822 shares.
In March 2016, the Company’s board of directors approved the 2016 Inducement Plan (the “Inducement Plan”) under which 450,000 shares of the Company’s common stock were made available for issuance. In each of January 2017 and November 2017, an amendment to the Inducement Plan was approved to increase the number of shares available for issuance an additional 450,000 shares, for a total of 900,000, resulting in a total of 1,350,000 shares of common stock issuable under the Inducement Plan.
Employee Stock Purchase Plan
In January 2018, the common stock available for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”) automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2017, or 233,206 shares.
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$772	$821
Selling, general and administrative	2,969	2,063
Total stock-based compensation expense	$3,741	$2,884
Stock-based compensation of $49,000 and zero was capitalized into inventory for the three months ended March 31, 2018 and March 31, 2017, respectively. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.
11.     NET LOSS PER SHARE
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three months ended March 31, 2018 and March 31, 2017, approximately 5,734,000 and 5,688,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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
Overview
At Adamas Pharmaceuticals, Inc., we seek to redefine the treatment experience for patients suffering from chronic neurological diseases. Our vision is to create and commercialize a new generation of medicines intended to lessen the burden of disease on patients, caregivers and society. With a new commercial medicine and robust pipeline of investigational programs focused on meaningfully differentiated treatment options for patients, we believe we are well on our way. Our therapeutic targets include a broad range of neurologic diseases, including Parkinson’s disease, multiple sclerosis, epilepsy and Alzheimer’s disease.
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
Our understanding of time-dependent biological processes informs our every innovation, targeting advancement in treatment of chronic neurologic disorders. Our expanding portfolio includes:
Approved Product:

•
GOCOVRI™ (amantadine) extended release capsules, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections, and we fully launched GOCOVRI with a deployed sales force in January 2018.

Potential Additional Indications for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):

•
ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. We have initiated our Phase 3 pivotal study in this supplemental indication with the enrollment of the first patient in March 2018.

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

Product Candidates:

•
ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. We have received positive feedback from the FDA, allowing us to proceed with a Phase 3 pivotal study, which we plan to initiate in 2019.

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

•
Namenda XR® (memantine hydrochloride) extended release capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under the Forest license agreement. We do not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR.

Products in our wholly-owned, non-partnered portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by seven-year orphan drug exclusivity, three-year new use exclusivity, and issued patents and pending patent applications out to at least 2035.
Financial operations overview
Summary
As of March 31, 2018, we had cash, cash equivalents, and available-for-sale securities of $286.7 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. Consequently, we expect selling, general and administrative expenses to increase as we continue to support the commercialization of GOCOVRI. In addition, we expect to continue to incur significant research and development expenses as we continue to advance our product candidates through preclinical and clinical development. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve or maintain profitability. As of March 31, 2018, we had an accumulated deficit of $246.7 million.
Prior to 2017, we raised an aggregate of approximately $202.3 million in sales of equity securities. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of March 31, 2018, no shares had been sold under the sales agreement. Also in May 2017, we entered into a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”), whereby we borrowed a total of $100.0 million. In January 2018, we raised $134.3 million in net proceeds from the sale of 3,450,000 shares of common stock in a follow-on public offering.
Revenue
Product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We began commercial sales of GOCOVRI in the fourth quarter of 2017, and initiated the full commercial launch via the deployment of our sales team in January 2018.
Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from payments under our license agreement with Allergan for non-refundable upfront license payments, milestone payments, reimbursements for research and development expenses and full-time equivalents assigned under our license agreement with Allergan. There are no further milestone payments to be earned under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to the license agreement to be inconsequential in future periods. Beginning in May 2020, we are entitled to receive tiered royalties from Allergan in the low to mid-teens, as a percent of net sales of Namzaric in the United States.
Cost of product sales
Cost of product sales consist primarily of direct and indirect costs related to the manufacturing of GOCOVRI products sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to inventory adjustment charges. We began capitalizing inventory manufactured at the FDA approved locations upon FDA approval of GOCOVRI and upon FDA approval of a supplemental NDA for a second manufacturing site with our current third-party manufacturer. We recorded inventory acquired prior to the regulatory approvals as research and development expense.

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

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to establishment and validation of manufacturing capabilities for commercial supply;

•	expenses related to the buildup of commercial supply to support commercial launch, prior to FDA approval;

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
GOCOVRI(1)	$5,582	$5,682	$(100)
ADS-4101	937	1,052	(115)
Other research and development expenses	669	354	315
Total research and development expenses	$7,188	$7,088	$100

(1)
Includes program costs we incurred for GOCOVRI (formerly referred to as ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease, and ADS-5102 (GOCOVRI) for additional potential CNS indications, including for the treatment of walking impairment in patients with multiple sclerosis.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. Other research and development expenses include costs for early stage programs and costs not allocated to a specific program. We allocate research and development salaries, benefits, stock-based compensation, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We begin to track and report program-specific expenses for early stage programs once they have been nominated and selected for further development and clinical-stage work has commenced. We have reallocated certain costs associated with the treatment of walking impairment in patients with multiple sclerosis from GOCOVRI for the three months ended March 31, 2017 to consistently classify our product candidate expenses between periods.
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
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, as well as increasingly the costs associated with supporting the commercialization of GOCOVRI, reduced to a small degree by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our selling, general and administrative expenses will increase significantly as we continue to support the commercialization of GOCOVRI.
Interest and other income, net
Interest and other income, net, consists of changes in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP, in addition to interest received on our investments.
Interest expense
Interest expense consists of accrued interest pursuant to our Royalty-Backed Loan and amortization of debt issuance costs. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount, until a maximum aggregate repayment amount has been reached.
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here, for changes to our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of operations
Comparison of the three months ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2018	2017
Product sales	$2,553	$—	$2,553	NM
Cost of product sales	25	—	25	NM
Research and development expenses	7,188	7,088	100	1%
Selling, general and administrative expenses, net	26,363	9,144	17,219	188%
Interest and other income, net	878	204	674	330%
Interest expense	4,826	—	4,826	NM
NM – Not meaningful.
Product sales
Product sales of $2.6 million for the three months ended March 31, 2018, consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We commenced shipments of GOCOVRI during October 2017 and fully launched with a deployed sales force in January 2018.
Cost of product sales
Cost of product sales of $25,000 for the three months ended March 31, 2018, is related to certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold, in addition to certain distribution and overhead costs. Prior to receiving regulatory approval for GOCOVRI from the FDA in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory expensed to research and development within the next two years, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses increased by $0.1 million, or 1%, to $7.2 million for the three months ended March 31, 2018 from $7.1 million for the three months ended March 31, 2017. The increase in research and development expenses was mainly attributable to our Phase 3 registration trials in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, offset by costs associated with the clinical development of GOCOVRI (formerly ADS-5102), due to the conclusion of two Phase 3 clinical trials assessing GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease. Included in research and development expenses was stock-based compensation expense, which was $0.8 million for both the three months ended March 31, 2018 and 2017.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $17.2 million, or 188%, to $26.4 million for the three months ended March 31, 2018 from $9.1 million for the three months ended March 31, 2017. The increase in selling, general and administrative expenses, net, was primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017 and commenced the full commercial launch in January 2018. The overall increase consists of a $6.0 million increase for personnel related costs, including $0.9 million for stock-based compensation expense, due to additional headcount, and a $11.2 million increase for expenses including GOCOVRI launch costs, market research, and other professional services.
Interest and other income, net
Interest and other income, net, increased by $0.7 million, or 330%, to $0.9 million for the three months ended March 31, 2018, from $0.2 million for the three months ended March 31, 2017. The increase in interest and other income, net, was primarily due to interest income earned on investments. Also included in interest and other income, net, is a change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP.
Interest expense
The increase in interest expense of $4.8 million for the three months ended March 31, 2018, compared to zero in the three months ended March 31, 2017, was due to the interest expense incurred on the $100 million Royalty-Backed Loan entered into in May 2017 and borrowed in two tranches: $35 million in May 2017 and $65 million in December 2017.
Liquidity, capital resources and plan of operation
Since January 1, 2017, we have funded our operations primarily through sales of our common stock, our Royalty-Backed Loan with HCRP, and to a lesser extent through our license agreement with Allergan. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of March 31, 2018, no shares had been sold under the sales agreement. Also in May 2017, we entered into a Royalty-Backed Loan with HCRP, whereby we initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter 2017 upon FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity that GOCOVRI earned upon approval on August 24, 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. In January 2018, we completed a follow-on public offering of 3,450,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 450,000 shares of common stock, at an offering price of $41.50 per share. Proceeds from the follow-on public offering were approximately $134.3 million, net of underwriting discounts, commissions, and offering-related transaction costs.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $286.7 million and $176.4 million at March 31, 2018 and December 31, 2017, respectively.
We believe our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating requirements, including operations related to the continued development of our product candidates and commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, for at least 12 months from the issuance of this quarterly report on Form 10-Q. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI may be less than anticipated and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to continue significant spending in connection with the commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, as well as the development of ADS-5102 for other indications, the development of ADS-4101 for indications in epilepsy, for which we expect to initiate Phase 3 clinical trials in 2019, and development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(24,799)	$(13,936)
Investing activities	(150,598)	10,444
Financing activities	135,023	675
Net decrease in cash and cash equivalents	$(40,374)	$(2,817)
Net Cash Used In Operating Activities
Net cash used in operating activities was $24.8 million for the three months ended March 31, 2018. Net loss of $35.0 million for the three months ended March 31, 2018, included net non-cash adjustments of $8.9 million, which consisted primarily of stock-based compensation of $3.7 million and interest expense of $4.8 million. The use of cash for the three months ended March 31, 2018 was primarily related to commercialization activities for GOCOVRI. Additionally, we used cash to fund research and development programs, including the development of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis.
Net cash used in operating activities was $13.9 million for the three months ended March 31, 2017. Net loss of $16.0 million for the three months ended March 31, 2017, included net non-cash adjustments of $3.4 million, primarily related to $2.9 million of stock-based compensation. The primary use of cash for the three months ended March 31, 2017, was to fund activities in support of the NDA and pre-commercial activities in preparation for the commercialization of GOCOVRI, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease.
Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $150.6 million for the three months ended March 31, 2018 as a result of net purchases of available-for-sale securities of $150.1 million and purchases of property and equipment of $0.5 million.
Net cash provided by investing activities was $10.4 million for the three months ended March 31, 2017. In the three months ended March 31, 2017, we received $10.8 million as a result of net maturities of available-for-sale securities, offset by $0.4 million in purchases of property and equipment.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $135.0 million for the three months ended March 31, 2018. In the three months ended March 31, 2018, we received net cash proceeds of $134.3 million, inclusive of $0.1 million of offering costs recorded in accounts payable, related to the sale of common stock under a follow-on public offering; in addition, we received cash proceeds of $0.6 million related to the exercise of stock options.
Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2017, related to cash proceeds from the exercise of stock options.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on February 22, 2018. Other than the following, there have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the three months ended March 31, 2018. On January 16, 2018, we amended our lease agreement to extend our lease until April 30, 2025, and relocate within the current building from the seventh to the tenth and eleventh floors, containing approximately 37,626 rentable square feet. The initial monthly lease payments are $160,000, increasing to $197,000 in the final year of the agreement, with a lease abatement for the first three months of the lease term. Monthly lease payments prior to this amendment were approximately $53,000, with the lease expiring April 30, 2020. We expect to relocate the company in the third quarter of 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2018, we had cash, cash equivalents, and investments of $286.7 million, compared to $176.4 million at December 31, 2017, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here.
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
Risks related to the commercialization of GOCOVRI™ (amantadine) extended release capsules (formerly ADS-5102)
Our success depends heavily on successful commercialization of GOCOVRI, which received approval in August 2017 from the U.S. Food and Drug Administration, or FDA, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. To the extent GOCOVRI is not commercially successful, our business, financial condition and results of operations will be materially harmed.
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
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we may face competition from various drugs approved for the treatment of Parkinson’s disease, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV), Sinemet (Merck & Co., Inc.), Parcopa (Schwartz Pharma, Mylan and others), Rytary (Impax), Duopa (AbbVie), Xadago (Newron Pharmaceuticals S.p.A.), Osmolex ER (Osmotica Pharmaceuticals, LLC) and immediate release amantadine. Other products in late stage development for Parkinson’s disease includes product candidates from Acorda, Mitsubishi Tanabe, Bial-Portela CSA, Genervon Biopharmaceuticals, and Pharma Two B. GOCOVRI may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies, such as Novartis, Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. In addition, GOCOVRI will face competition from the medical strategies historically used by physicians to manage dyskinesia, such as levodopa dose fractionation.
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
The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to GOCOVRI or products with which it competes, our business would be materially harmed. Furthermore, even if ultimately successful, ANDA litigation can take several years and is generally time-consuming and costly. Such litigation has been commenced by Forest Laboratories Holdings Limited, or Forest, an indirect wholly-owned subsidiary of Allergan plc, referred to collectively with Forest as Allergan, and us to enforce certain patents related to Namenda XR® and Namzaric®. See Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” for more information. Based on adverse trial and appellate court rulings to date with respect to Namenda XR, we do not expect to receive royalties on net sales of Namenda XR due to the entry of generic versions of Namenda XR. The pending ANDA litigation with respect to Namzaric is at a very early stage.
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

•
Allergan and future partners may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, and as Allergan substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namzaric, which would negatively impact any royalties we may receive under our license with Allergan;

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
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was passed, which has substantially changed how healthcare is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. Details of changes under the PPACA are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2017 Annual Report on Form 10-K.
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
Our ability to commercialize our products successfully, and to attract commercialization partners for our products, will depend in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Details of these considerations are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2017 Annual Report on Form 10-K.
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
The PPACA made significant changes to the Medicaid Drug Rebate program, as discussed under the heading “Other healthcare regulations” in Part I, Item 1, of our 2017 Annual Report on Form 10-K. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the PPACA. These regulations became effective on April 1, 2016. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may increase our costs and the complexity of compliance and could have a material adverse effect on our results of operations if we participate in the Medicaid Drug Rebate Program if and when we successfully commercialize any of our product candidates.
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
In November 2012, we entered into a license agreement with Allergan pursuant to which we granted Allergan a right to develop and commercialize Namenda XR and Namzaric in the United States. Under that agreement, we expect to receive future royalties from Allergan on the net sales of Namzaric, starting in 2020. If for any reason Allergan fails to successfully commercialize Namzaric, on which we are eligible to receive double digits percentage royalties, we may not receive such future royalties or receive minimal amounts, and our business will be harmed. We are also eligible to receive royalties on net sales of Namenda XR beginning in June 2018, but we do not expect to receive such royalties, due to the entry of generic versions Namenda XR.
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
We and Allergan have been involved in ANDA litigation to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namenda XR and Namzaric to the market. See Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to

Condensed Consolidated Financial Statements (unaudited)”. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:

•
maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; and

•
not adequately pursue litigation against ANDA filers or settle such litigation on unfavorable terms, and as Allergan substantially controls the current ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namzaric, which would negatively impact the royalties we receive under our license with Allergan.

We have a right to participate in, but not control, such litigations. If Allergan decides not to enforce the intellectual property rights licensed under the agreement or the litigation is resolved in favor of the generic manufacturers or if the FDA approves the ANDA filed by the generic manufacturers, such manufacturers may be able to market and sell the generic form of the branded drug in competition with Namenda XR and Namzaric. This could harm our business. Based on adverse trial and appellate court rulings to date with respect to Namenda XR, we do not expect to receive royalties on net sales of Namenda XR due to the entry of generic versions Namenda XR. The pending ANDA litigation with respect to Namzaric is at a very early stage.
Risks related to our financial condition and need for additional capital
If we do not have adequate funds to cover all of our development and commercial activities, we may have to raise additional capital or curtail or cease operations.
We have just begun to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to be successful. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. In May 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of March 31, 2018, we have not made any sales under this facility. As of March 31, 2018, we had approximately $286.7 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Any future revenue will depend on the successful commercialization and sales of GOCOVRI and our product candidates, the payment of royalties to us from Allergan under terms of our licensing agreement regarding Namzaric, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

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
We are highly dependent on our chief executive officer and the other members of our executive, scientific, and commercial teams. Our executives may terminate their employment with us at any time. The loss of the services of any of these people could impede the achievement of our research, development, and commercialization objectives.
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
As of March 31, 2018, we had 150 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Risks generally associated with a company-wide implementation of information systems may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
In support of our anticipated growth and commercial-stage operations, we have selected and implemented a number of company-wide information systems, and may select and implement additional systems in the future, including adding new functionality to our enterprise resource planning, or ERP, and other similar systems. Many of these systems are complex and their successful and timely implementation is not assured, requires significant capital expenditures, and can be disruptive to our business operations. Any deficiencies in the design and implementation of these systems could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business, or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1	Adamas Pharmaceuticals, Inc. Amended and Restated 2016 Inducement Plan.	S-8	333-216313	99.5	2/22/2018

10.2	2018 compensation actions with respect to Executive Officers.	8-K	001-36339	Item 5.02	3/12/2018

10.3	Seventh Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of January 16, 2018.	10-K	001-36339	10.38	2/22/2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	May 3, 2018	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2018	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Chief Financial Officer
(Principal Financial Officer)