Form 10-Q
period 2018-06-30
Adamas Pharmaceuticals Inc
filed 2018-08-02
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 27, 2018 was 27,190,453.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$40,604	$91,316
Available-for-sale securities	162,380	82,126
Accounts receivable, net	3,412	367
Inventory	3,768	1,704
Prepaid expenses and other current assets	4,815	3,662
Total current assets	214,979	179,175
Property and equipment, net	2,809	3,132
Available-for-sale securities, non-current	53,293	2,991
Prepaid expenses and other non-current assets	5,165	878
Total assets	$276,246	$186,176
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,823	$3,878
Accrued liabilities	13,124	12,385
Other current liabilities	735	344
Total current liabilities	21,682	16,607
Long-term debt	111,283	102,647
Other non-current liabilities	721	796
Total liabilities	133,686	120,050
Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 27,184,443 and 23,320,551 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32	28
Additional paid-in capital	423,616	277,964
Accumulated other comprehensive loss	(425)	(167)
Accumulated deficit	(280,663)	(211,699)
Total stockholders’ equity	142,560	66,126
Total liabilities and stockholders’ equity	$276,246	$186,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$7,565	$—	$10,118	$—
License and grant revenue	—	2	—	2
Total revenues	7,565	2	10,118	2
Costs and operating expenses:
Cost of product sales	73	—	98	—
Research and development	9,806	7,176	16,994	14,264
Selling, general and administrative, net	27,699	13,115	54,062	22,259
Total costs and operating expenses	37,578	20,291	71,154	36,523
Loss from operations	(30,013)	(20,289)	(61,036)	(36,521)
Interest and other income, net	1,132	222	2,010	426
Interest expense	(5,112)	(729)	(9,938)	(729)
Loss before income taxes	(33,993)	(20,796)	(68,964)	(36,824)
Benefit for income taxes	—	(51)	—	(51)
Net loss	$(33,993)	$(20,745)	$(68,964)	$(36,773)
Net loss per share, basic and diluted	$(1.26)	$(0.93)	$(2.61)	$(1.65)
Weighted average shares used in computing net loss per share, basic and diluted	27,040	22,392	26,454	22,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(33,993)	$(20,745)	$(68,964)	$(36,773)
Unrealized gain (loss) on available-for-sale securities	(62)	(17)	(258)	10
Comprehensive loss	$(34,055)	$(20,762)	$(69,222)	$(36,763)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(68,964)	$(36,773)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	734	572
Stock-based compensation	7,890	6,649
Accretion of interest expense	9,938	729
Change in fair value of embedded derivative liability	44	—
Net accretion of discounts and amortization of premiums of available-for-sale securities	(344)	(71)
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(234)	(50)
Inventory	(1,726)	—
Prepaid expenses and other assets	(4,979)	730
Accounts receivable, net	(3,045)	760
Accounts payable	3,861	509
Accrued liabilities and other liabilities	(558)	325
Net cash used in operating activities	(57,383)	(26,620)
Cash flows from investing activities
Purchases of property and equipment	(497)	(621)
Purchases of available-for-sale securities	(183,796)	(40,071)
Maturities of available-for-sale securities	53,560	41,100
Net cash provided by (used in) investing activities	(130,733)	408
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	134,268	—
Proceeds from issuance of long-term debt	—	34,600
Payment of debt issuance costs	—	(136)
Proceeds from issuance of common stock upon exercise of stock options	2,293	1,201
Proceeds from employee stock purchase plan	843	430
Net cash provided by financing activities	137,404	36,095
Net increase (decrease) in cash and cash equivalents	(50,712)	9,883
Cash and cash equivalents at beginning of period	91,316	23,735
Cash and cash equivalents at end of period	$40,604	$33,618
Supplemental disclosure of noncash investing and financing activities
Purchases of inventory in accounts payable and accrued expenses	$236	$—
Debt issuance costs in accounts payable and accrued expense	$—	$460
Purchases of property and equipment in accounts payable and accrued expense	$10	$51
Stock-based compensation capitalized in inventory	$122	$—
Stock option exercise settled after period end	$240	$—

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
Product sales
The Company’s product sales consist of U.S. sales of GOCOVRI. GOCOVRI was approved by the FDA on August 24, 2017, and the Company commenced shipments of GOCOVRI to a specialty pharmacy during October 2017. The Company sells its products principally to a specialty pharmacy and certain specialty distributors (each a “Customer” or collectively its “Customers”). These agreements with its Customers provide for transfer of title to the product at the time the product has been delivered to and accepted by the Customer. The Customer subsequently dispenses product directly to a patient. In addition, except for limited circumstances, the Customer has no right of product return to the Company.
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
Distribution Fees: Distribution fees include fees paid to the Company’s Customers for data and prompt payment discounts. Distribution fees are recorded based on contractual terms.
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. Rebates are estimated based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on data received from the specialty pharmacy. The Company uses the expected-value method for estimating rebates and estimates are adjusted quarterly to reflect actual experience.

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
Each of the above items are variable consideration, are recorded at the time of revenue recognition, and require significant estimates, judgment and information obtained from external sources. The Company determined a significant reversal of revenue would not occur in a future period for the estimates of variable consideration detailed above and, therefore, the transaction price was not reduced during the three and six months ended June 30, 2018. If management's estimates differ from actual results, the Company will record adjustments that would affect product sales in the period of adjustment.
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
In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$14,269	$14,269	$—	$—
Corporate debt	28,146	—	28,146	—
U.S. Treasury notes	187,527	—	187,527	—
Total assets measured at fair value	$229,942	$14,269	$215,673	$—
Liabilities:
Embedded derivative liability	$514	$—	$—	$514
Total liabilities measured at fair value	$514	$—	$—	$514

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$68,501	$68,501	$—	$—
Corporate debt	23,471	—	23,471	—
U.S. Treasury notes	61,646	—	61,646	—
Total assets measured at fair value	$153,618	$68,501	$85,117	$—
Liabilities:
Embedded derivative liability	$470	$—	$—	$470
Total liabilities measured at fair value	$470	$—	$—	$470
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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2017	$470
Change in fair value included in interest and other income, net	44
Balance as of June 30, 2018	$514
There were no transfers between any of the levels of the fair value hierarchy during the three and six months ended June 30, 2018.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$28,221	$—	$(75)	$28,146
U.S. Treasury notes	187,877	—	(350)	187,527
Commercial paper	—	—	—	—
Total	$216,098	$—	$(425)	$215,673
Reported as:
Short-term investments	$162,662	$—	$(282)	$162,380
Long-term investments	53,436	—	(143)	53,293
Total	$216,098	$—	$(425)	$215,673

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$23,507	$—	$(36)	$23,471
U.S. Treasury notes	61,777	—	(131)	61,646
Total	$85,284	$—	$(167)	$85,117
Reported as:
Short-term investments	$82,280	$—	$(154)	$82,126
Long-term investments	3,004	—	(13)	2,991
Total	$85,284	$—	$(167)	$85,117

Short-term and long-term investments include accrued interest of $0.7 million and $0.2 million, respectively, as of June 30, 2018. Short-term and long-term investments includes accrued interest of $0.6 million and $14,000, respectively, as of December 31, 2017. The Company has not incurred any realized gains or losses on investments for the three and six months ended June 30, 2018 and 2017. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 18 months as of June 30, 2018. All investments with unrealized losses at June 30, 2018 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,288	$859
Work-in-process	1,642	817
Finished goods	838	28
Total inventory	$3,768	$1,704
6.     LICENSE AGREEMENTS
In November 2012, the Company granted Forest Laboratories Holdings Limited “Forest”, an indirect wholly-owned subsidiary of Allergan plc (collectively “Allergan”) an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric® and Namenda XR® for the treatment of moderate to severe dementia related to Alzheimer’s disease.
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the six months ended June 30, 2018 and 2017, there were no reimbursable external costs. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR. Beginning in May 2020, the Company will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric in the United States. Beginning in June 2018, the Company will be entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product. Allergan’s obligation to pay royalties with respect to Namenda XR continues until the expiration of the Orange Book listed patents covering such products. However, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR.
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

7.     COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases approximately 18,500 square feet of office space in Emeryville, California under an operating lease that expires April 30, 2020. On January 16, 2018, the Company amended its lease agreement to extend its lease until April 30, 2025, and relocate the Company within its current building from the seventh to the tenth and eleventh floors, containing approximately 37,626 rentable square feet. The lease provides for a tenant improvement allowance of approximately $1.1 million. As of June 30, 2018, none of the allowance was utilized. The initial monthly lease payments are $160,000, increasing to $197,000 in the final year of the agreement, with a lease abatement for the first three months after the lease commencement. The Company expects to relocate in the third quarter of 2018.
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
As of August 2, 2018, several companies have submitted Abbreviated New Drug Applications, or ANDAs, including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest beginning in June 2018 in any quarter for which there is not significant competition from generics. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR. The Company, Forest, Merz Pharma GmbH &

Co. KGaA, and Merz Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.
As of August 2, 2018, the Company and Forest have entered into a series of settlement agreements with all Namenda XR ANDA filers that the Company and Forest chose to file suit against, including with the ANDA filer against whom the Company and Forest filed a lawsuit on June 2, 2017, in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namenda XR that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). Entry dates for generic Namenda XR are governed by the settlement agreements in that action.
In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by the Company to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. The Company and Forest filed the notice of appeal of that final judgment to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). On December 11, 2017, the Federal Circuit issued a non-precedential opinion affirming the final judgment of the district court. On January 10, 2018, the Company and Forest filed a petition for rehearing/rehearing en banc with the Federal Circuit. On February 12, 2018, the appellate court denied that petition and on February 20, 2018, the mandate of the court was issued. Based upon the terms of certain settlement agreements with generic filers related to Namenda XR, certain generic filers can now commercialize generic versions of Namenda XR, if approved by the FDA. As of June 30, 2018, multiple generic companies have launched generic versions of Namenda XR.
Additionally, as of August 2, 2018, a number of companies have submitted ANDAs including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020.
The Company and Forest have filed lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation. As of August 2, 2018, the Company and Forest have settled with all such Namzaric ANDA filers, including all first filers on all the available dosage forms of Namzaric, including with the ANDA filer against whom the Company and Forest filed a lawsuit on June 2, 2017 in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namzaric that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). Entry dates for generic Namzaric are governed by the settlement agreements in those actions. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namzaric is January 1, 2025 or in the alternative, an option to launch an authorized generic version of Namzaric beginning on January 1, 2026, or earlier in certain circumstances. The Company and Forest intend to continue to enforce the patents associated with Namzaric.
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
On February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against the Company in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of the Company’s patents. This action is ongoing and is in an early stage.
On March 13, 2018, the FDA’s New Paragraph IV Certifications list was updated to reflect that an ANDA seeking authorization from the FDA to manufacture, use, or sell a generic version of GOCOVRI™ (amantadine) extended release capsules, containing one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV) (“paragraph IV certification”), was submitted to the FDA on January 16, 2018, and has been accepted for filing. Subsequent to this date, the Company received a letter from attorneys representing Sandoz, Inc. (“Sandoz”) dated March 29, 2018, notifying it that Sandoz filed an ANDA for Amantadine Extended-Release Capsules, 137 mg that contains paragraph IV certifications seeking to obtain approval to engage in the commercial manufacture, use or sale of Amantadine Extended-Release Capsules, 137 mg before the expiration of U.S. Patent Nos. 8,389,578; 8,741,343; 8,796,337; 8,889,740; 8,895,614; 8,895,615; 8,895,616; 8,895,617; 8,895,618; 9,867,791; 9,867,792; 9,867,793; and 9,877,933. On May 10, 2018, the Company filed a lawsuit against Sandoz alleging infringement of the patents against Sandoz in the United States District Court for the District of New Jersey. This action is ongoing and is in an early stage.
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
In connection with the Royalty-Backed Loan, the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $5.1 million and $9.9 million for the three and six months ended June 30, 2018, respectively; and $0.7 million for both the three and six ended June 30, 2017. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of June 30, 2018 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 19.9%.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	June 30, 2018	December 31, 2017
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(87,415)	(97,353)
Less: Payments made	(368)	—
Carrying value of loans payable	$112,217	$102,647
Less: Current portion of long-term debt	(934)	—
Non-current portion of long-term debt	$111,283	$102,647
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $115.7 million as of June 30, 2018. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of June 30, 2018, no shares have been sold under the Sales Agreement.

Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	June 30, 2018	December 31, 2017
Common stock awards issued and outstanding	6,135,087	5,564,635
Authorized for future issuance under 2014 Equity Incentive Plan	1,794,105	1,723,733
Authorized for future issuance under 2016 Inducement Plan	551,439	188,715
Employee stock purchase plan	892,444	693,856
Total	9,373,075	8,170,939
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
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$717	$895	$1,489	$1,716
Selling, general and administrative	3,432	2,870	6,401	4,933
Total stock-based compensation expense	$4,149	$3,765	$7,890	$6,649
Stock-based compensation of $73,000 and $122,000 was capitalized into inventory for the three and six months ended June 30, 2018, respectively; stock-based compensation of zero was capitalized into inventory for both the three and six ended June 30, 2017. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.
11.     NET LOSS PER SHARE
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three and six months ended June 30, 2018, approximately 6,205,000 and 5,971,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2017, approximately 6,107,000 and 5,899,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

•
ADS-5102 in research and potential development for additional indications, including the treatment of wearing OFF and delaying motor complications in Parkinson’s disease, tardive dyskinesia, Huntington’s chorea, Tourette syndrome, and non-motor disorders, including depression, and anti-psychotic induced weight gain. We expect to complete the assessment of additional indications for ADS-5102 by first quarter 2019.

Product Candidates:

•
ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. We are continuing to advance our manufacturing capabilities to support the clinical development program for ADS-4101.

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

Products in our wholly-owned, non-partnered portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by seven-year orphan drug exclusivity, three-year new use exclusivity, and issued patents out to 2030 and pending patent applications out to 2035.
Financial operations overview
Summary
As of June 30, 2018, we had cash, cash equivalents, and available-for-sale securities of $256.3 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. We expect selling, general and administrative expenses to increase as we continue to support the commercialization of GOCOVRI. In addition, we expect to continue to incur significant research and development expenses as we continue to advance our product candidates through preclinical and clinical development. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict future revenue, the timing or amount of expenses incurred, or when, or if, we will be able to achieve or maintain profitability. We believe that period to period comparisons of our revenue, expenses and operating results are not a good indication of our future performance. As of June 30, 2018, we had an accumulated deficit of $280.7 million.
Prior to 2017, we raised an aggregate of approximately $202.3 million in sales of equity securities. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of June 30, 2018, no shares had been sold under the sales agreement. Also in May 2017, we entered into a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”), whereby we borrowed a total of $100.0 million. In January 2018, we raised $134.3 million in net proceeds from the sale of 3,450,000 shares of common stock in a follow-on public offering.
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
The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017		2018	2017
GOCOVRI(1)	$7,107	$4,864	$2,243	$12,689	$10,546	$2,143
ADS-4101	1,426	1,924	(498)	2,363	2,976	(613)
Other research and development expenses	1,273	388	885	1,942	742	1,200
Total research and development expenses	$9,806	$7,176	$2,630	$16,994	$14,264	$2,730

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
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses, as well as increasingly the costs associated with supporting the commercialization of GOCOVRI, reduced to a small degree by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our selling, general and administrative expenses will remain significant and continue to increase as we continue to support the commercialization of GOCOVRI.
Interest and other income, net
Interest and other income, net, consists of changes in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP, in addition to interest received on our investments.
Interest expense
Interest expense consists of accrued interest pursuant to our Royalty-Backed Loan and amortization of debt issuance costs. Interest expense is accrued based on an effective interest rate reflecting the period during which the principal amount is expected to be outstanding. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount, until a maximum aggregate repayment amount has been reached.
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here, for changes to our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of operations
Comparison of the three and six months ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2018	2017			2018	2017
Product sales	$7,565	$—	$7,565	NM	$10,118	$—	$10,118	NM
License and grant revenue	—	2	(2)	(100)%	—	2	(2)	(100)%
Cost of product sales	73	—	73	NM	98	—	98	NM
Research and development expenses	9,806	7,176	2,630	37%	16,994	14,264	2,730	19%
Selling, general and administrative expenses, net	27,699	13,115	14,584	111%	54,062	22,259	31,803	143%
Interest and other income, net	1,132	222	910	410%	2,010	426	1,584	372%
Interest expense	5,112	729	4,383	NM	9,938	729	9,209	NM
NM – Not meaningful.
Product sales
Product sales of $7.6 million and $10.1 million for the three and six months ended June 30, 2018, respectively, consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We commenced shipments of GOCOVRI during October 2017 and fully launched with a deployed sales force in January 2018.
Cost of product sales
Cost of product sales of $73,000 and $98,000 for the three and six months ended June 30, 2018, is related to certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold, in addition to certain distribution and overhead costs. Prior to receiving regulatory approval for GOCOVRI from the FDA in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory expensed to research and development within the next two years, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of net sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses increased by $2.6 million, or 37%, to $9.8 million for the three months ended June 30, 2018 from $7.2 million for the three months ended June 30, 2017. The increase in research and development expenses was mainly attributable to our Phase 3 registration trials in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. The increase was offset in part by decreased costs related to manufacturing of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter, in addition to a decrease in personnel related costs. Included in research and development expenses was stock-based compensation expense, which was $0.7 million for the three months ended June 30, 2018 compared to $0.9 million for the three months ended June 30, 2017.
Research and development expenses increased by $2.7 million, or 19% to $17.0 million for the six months ended June 30, 2018 from $14.3 million for the six months ended June 30, 2017. The increase in research and development expenses was mainly attributable to our Phase 3 registration trials in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. The increase was offset in part by decreased costs related to manufacturing of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter, in addition to a decrease in personnel related costs. Included in research and development expenses was stock-based compensation expense, which was $1.5 million for the six months ended June 30, 2018 compared to $1.7 million for the six months ended June 30, 2017.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $14.6 million, or 111%, to $27.7 million for the three months ended June 30, 2018 from $13.1 million for the three months ended June 30, 2017. The increase in selling, general and administrative expenses, net, was primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017 and commenced the full commercial launch in January 2018. The overall increase consists of a $4.7 million increase for personnel related costs, including $0.6 million for stock-based compensation expense, due to additional headcount, and a $9.9 million increase for expenses including GOCOVRI promotional costs, market research, and other professional services.
Selling, general and administrative expenses, net, increased by $31.8 million, or 143% to $54.1 million for the six months ended June 30, 2018 from $22.3 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses, net, was primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017 and commenced the full commercial launch in January 2018. The overall increase consists of a $10.7 million increase for personnel related costs, including $1.5 million for stock-based compensation expense, due to additional headcount, and a $21.1 million increase for expenses including GOCOVRI promotional costs, market research, and other professional services.
Interest and other income, net
Interest and other income, net, for the three and six months ended June 30, 2018 was $1.1 million and $2.0 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. The increase in interest and other income, net, for both the three and six months ended June 30, 2018, was primarily due to interest income earned on investments. Also included in interest and other income, net, is a change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP.
Interest expense
Interest expense for the three and six months ended June 30, 2018 was $5.1 million and $9.9 million, respectively, compared to $0.7 million in both the three and six months ended June 30, 2017. The increase in interest expense for both the three and six months ended June 30, 2018, was due to the interest expense incurred on the $100 million Royalty-Backed Loan entered into in May 2017 and borrowed in two tranches: $35 million in May 2017 and $65 million in December 2017.
Liquidity, capital resources and plan of operation
Since January 1, 2017, we have funded our operations primarily through sales of our common stock, our Royalty-Backed Loan with HCRP, and to a lesser extent through our license agreement with Allergan. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2018, no shares had been sold under the sales agreement. Also in May 2017, we entered into a Royalty-Backed Loan with HCRP, whereby we initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter 2017 upon FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity that GOCOVRI earned upon approval on August 24, 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. In January 2018, we completed a follow-on public offering of 3,450,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 450,000 shares of common stock, at an offering price of $41.50 per share. Proceeds from the follow-on public offering were approximately $134.3 million, net of underwriting discounts, commissions, and offering-related transaction costs.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $256.3 million and $176.4 million at June 30, 2018 and December 31, 2017, respectively.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(57,383)	$(26,620)
Investing activities	(130,733)	408
Financing activities	137,404	36,095
Net increase (decrease) in cash and cash equivalents	$(50,712)	$9,883
Net Cash Used In Operating Activities
Net cash used in operating activities was $57.4 million for the six months ended June 30, 2018. Net loss of $69.0 million for the six months ended June 30, 2018, included net non-cash adjustments of $18.3 million, which consisted primarily of stock-based compensation of $7.9 million and interest expense of $9.9 million. The use of cash for the six months ended June 30, 2018 was primarily related to commercialization activities for GOCOVRI. Additionally, we used cash to fund research and development programs, including the development of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis.
Net cash used in operating activities was $26.6 million for the six months ended June 30, 2017. Net loss of $36.8 million for the six months ended June 30, 2017, included net non-cash adjustments of $7.9 million, primarily related to $6.6 million of stock-based compensation. The primary use of cash for the six months ended June 30, 2017, was to fund activities in support of the NDA and pre-commercial activities in preparation for the commercialization of GOCOVRI, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease. Additionally, cash was used to fund development of ADS-4101 for indications in epilepsy.
Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $130.7 million for the six months ended June 30, 2018 as a result of net purchases of available-for-sale securities of $130.2 million and purchases of property and equipment of $0.5 million.
Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2017. In the six months ended June 30, 2017, we received $1.0 million as a result of net maturities of available-for-sale securities, offset in part by $0.6 million in purchases of property and equipment.

Net Cash Provided By Financing Activities
Net cash provided by financing activities was $137.4 million for the six months ended June 30, 2018. In the six months ended June 30, 2018, we received net cash proceeds of $134.3 million related to the sale of common stock under a follow-on public offering; in addition, we received cash proceeds of $3.1 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Net cash provided by financing activities was $36.1 million for the six months ended June 30, 2017. In the six months ended June 30, 2017, we received net proceeds of $34.5 million from long-term debt and received cash proceeds of $1.6 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on February 22, 2018. Other than the following, there have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the six months ended June 30, 2018. On January 16, 2018, we amended our lease agreement to extend our lease until April 30, 2025, and relocate within the current building from the seventh to the tenth and eleventh floors, containing approximately 37,626 rentable square feet. The initial monthly lease payments are $160,000, increasing to $197,000 in the final year of the agreement, with a lease abatement for the first three months of the lease term. Monthly lease payments prior to this amendment were approximately $53,000, with the lease expiring April 30, 2020. We expect to relocate the company in the third quarter of 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2018, we had cash, cash equivalents, and investments of $256.3 million, compared to $176.4 million at December 31, 2017, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to commercialize GOCOVRI successfully in the United States will depend in part on the extent to which coverage and reimbursement for GOCOVRI becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and reimbursement discussions are currently ongoing with payers. Coverage and adequate reimbursement from both governmental healthcare programs, such as Medicare and Medicaid, and commercial payers are critical to GOCOVRI’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or cheaper therapeutic alternatives are already available or subsequently become available. For example, even though other versions of amantadine are not approved for dyskinesia, some payers have asked physicians if patients have had prior experience with such versions or required that physicians actually prescribe such versions prior to providing reimbursement for GOCOVRI.
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
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we face competition from various drugs approved for the treatment of Parkinson’s disease, such as Azilect (Teva Pharmaceuticals Industries, Ltd.), Requip XL (GlaxoSmithKline plc), Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV), Sinemet (Merck & Co., Inc.), Parcopa (Schwartz Pharma, Mylan and others), Rytary (Impax), Duopa (AbbVie), Xadago (Newron Pharmaceuticals S.p.A.), Osmolex ER (Osmotica Pharmaceuticals, LLC) and immediate release amantadine. Other products in late stage development for Parkinson’s disease includes product candidates from Acorda, Mitsubishi Tanabe, Bial-Portela CSA, Genervon Biopharmaceuticals, and Pharma Two B. GOCOVRI may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies, such as Novartis, Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd. In addition, GOCOVRI faces competition from the medical strategies historically used by physicians to manage dyskinesia, such as levodopa dose fractionation.
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
Also, GOCOVRI may face competition from other extended release versions of amantadine approved by the FDA or that may be in development, even if not approved for the treatment of dyskinesia in patients with Parkinson’s disease or approved without new clinical efficacy and safety data. For example, on February 16, 2018, the FDA approved Osmolex ER (amantadine) extended release tablets, manufactured by Osmotica Pharmaceuticals, LLC, for the treatment of Parkinson’s disease and drug-induced extrapyramidal reactions in adult patients.
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
The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to GOCOVRI or products with which it competes, our business would be materially harmed. Furthermore, even if ultimately successful, ANDA litigation can take several years and is generally time-consuming and costly. Such litigation has been commenced by us to enforce certain patents related to GOCOVRI. See Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” for more information.
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
With the August 2017 approval of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we currently are permitted to market or promote it only for the treatment of dyskinesia and not for other uses. We are developing GOCOVRI for at least one additional indication, treatment of walking impairment in patients with multiple sclerosis, and potentially others. To market and promote GOCOVRI for these additional indications, we will need to conduct additional clinical trials that will likely be time-consuming and expensive to obtain regulatory approval for such uses. Additionally, our current marketing and promotional efforts will be limited to the use of information included in or deemed to be consistent with the approved prescribing information for GOCOVRI for the treatment of dyskinesia, including the clinical data and results reflected in the prescribing information. To use information not consistent with the approved prescribing information will require additional regulatory approvals.

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
Physicians prescribing of our products for unapproved uses may also subject us to product liability claims, to the extent such uses lead to adverse events, side effects, or injury. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Furthermore, the use of our products for indications other than those approved by the FDA or regulatory authorities outside the United States may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Any of these events could harm our business and results of operations and cause our stock price to decline.
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
Collaborations or license agreements involving our current or future products or product candidates are subject to numerous risks, which may include that:

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
The research, development, manufacturing, quality control, labeling, approval, safety, effectiveness, storage, record keeping, reporting, selling, import, export, advertising, promotion, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, and by regulatory authorities in other countries, with different regulations from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States or other countries until we receive regulatory approvals. In August 2017, GOCOVRI was FDA-approved for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The FDA will need to approve supplemental NDAs for GOCOVRI before we can market the drug for other indications, such as multiple sclerosis walking impairment.
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
Some of the provisions of the PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-

based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. Moreover, in July 2018, CMS announced that it has suspended further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.
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

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation, increased compliance costs and/or adverse publicity, which could negatively affect our operating results and business.
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
On June 28, 2018, California enacted the California Consumer Privacy Act (CCPA), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
In the EU, the General Data Protection Regulation (GDPR) took effect on May 25, 2018, introducing sweeping new data protection requirements that carry potential fines of up to the greater of 20 million Euros or 4% of annual global revenue. The GDPR introduces strict requirements for processing personal data, including potentially burdensome documentation requirements, more stringent requirements for obtaining valid consent, obligations to honor expanded rights of individuals to control the use and retention of their personal data, and requirements to notify regulators and affected individuals of certain personal data breaches. The GDPR also imposes heightened restrictions on processing of sensitive personal data, such as health and genetic data. In addition, the GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, they are subject to pending legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal data of Europeans outside of Europe and adversely impact our business. The GDPR will increase our responsibility and potential liability in relation to personal data that we process, expose us to substantial potential fines violations, increase our compliance costs and could restrict our operations in Europe. Furthermore, there is a growth towards the public disclosure of clinical trial data in the European Union which adds to the complexity of processing health data from clinical trials.
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
Current or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear and/or uncertain, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, became effective in March 2013. In addition, the courts have only recently started to address these provisions such that the law is still developing, and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its continued implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property for GOCOVRI, our partnered products, and our product candidates. To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming. For example, we, Forest, Forest Laboratories, Inc., Merz Pharma GmbH & Co. KGaA, and Merz Pharmaceuticals GmbH filed patent infringement lawsuits under Forest’s patents and patents owned by us and licensed to Forest, against several manufacturers of generic pharmaceuticals that have filed ANDAs with the FDA seeking approval to manufacture and sell generic versions of Namzaric and Namenda XR. In addition, on February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against us in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of our patents. This action is ongoing and is in an early stage.
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

We have a right to participate in, but not control, such litigations. If Allergan decides not to enforce the intellectual property rights licensed under the agreement or the litigation is resolved in favor of the generic manufacturers or if the FDA approves the ANDA filed by the generic manufacturers, such manufacturers may be able to market and sell the generic form of the branded drug in competition with Namenda XR and Namzaric. This could harm our business. Based on adverse trial and appellate court rulings to date with respect to Namenda XR, we do not expect to receive royalties on net sales of Namenda XR due to the entry of generic versions Namenda XR. Additionally, based upon settlement agreements with all the ANDA filers for Namzaric, the earliest date on which any of these agreements grants a license to market generic version of Namzaric is January 1, 2025 or earlier in certain limited circumstances.

Risks related to our financial condition and need for additional capital
If we do not have adequate funds to cover all of our development and commercial activities, we may have to raise additional capital or curtail or cease operations.
We have just begun to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to be successful. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. In May 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of June 30, 2018, we have not made any sales under this facility. As of June 30, 2018, we had approximately $256.3 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
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
If we need additional funds to support our business and additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs or commercialization efforts. We do not have any committed external source of funds or other support for our development efforts. We expect to finance future cash needs through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through debt financings, royalty financings, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, in addition to the repayment of principal and interest on negotiated terms, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.
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
As of June 30, 2018, we had 153 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
If we obtain approval to commercialize any approved products or utilize CMOs outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. If any product candidates that we may develop are approved for commercialization outside the United States, we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	difficulties in assuring compliance with foreign corrupt practices laws;

•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	compliance with privacy laws;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes or typhoons, floods, and fires.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1	2018 compensation actions with respect to Non-Employee Directors.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	August 2, 2018	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2018	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Chief Financial Officer
(Principal Financial Officer)