Form 10-Q
period 2018-09-30
Adamas Pharmaceuticals Inc
filed 2018-11-01
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-36399
ADAMAS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1560076 (I.R.S. Employer Identification Number)

1900 Powell Street, Suite 1000 Emeryville, CA (Address of Principal Executive Offices)	94608 (Zip Code)
(510) 450-3500
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 26, 2018 was 27,335,533.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$56,766	$91,316
Available-for-sale securities	154,701	82,126
Accounts receivable, net	5,276	367
Inventory	5,176	1,704
Prepaid expenses and other current assets	4,385	3,662
Total current assets	226,304	179,175
Property and equipment, net	3,972	3,132
Available-for-sale securities, non-current	21,730	2,991
Prepaid expenses and other non-current assets	5,114	878
Total assets	$257,120	$186,176
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,982	$3,878
Accrued liabilities	15,359	12,385
Other current liabilities	957	344
Total current liabilities	25,298	16,607
Long-term debt	115,353	102,647
Other non-current liabilities	2,073	796
Total liabilities	142,724	120,050
Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 27,335,533 and 23,320,551 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32	28
Additional paid-in capital	428,612	277,964
Accumulated other comprehensive loss	(433)	(167)
Accumulated deficit	(313,815)	(211,699)
Total stockholders’ equity	114,396	66,126
Total liabilities and stockholders’ equity	$257,120	$186,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$10,613	$—	$20,731	$—
License and grant revenue	—	1	—	3
Total revenues	10,613	1	20,731	3
Costs and operating expenses:
Cost of product sales	100	—	198	—
Research and development	11,709	6,459	28,703	20,723
Selling, general and administrative, net	27,491	16,064	81,553	38,323
Total costs and operating expenses	39,300	22,523	110,454	59,046
Loss from operations	(28,687)	(22,522)	(89,723)	(59,043)
Interest and other income, net	921	839	2,931	1,265
Interest expense	(5,386)	(1,677)	(15,324)	(2,406)
Loss before income taxes	(33,152)	(23,360)	(102,116)	(60,184)
Benefit for income taxes	—	—	—	(51)
Net loss	$(33,152)	$(23,360)	$(102,116)	$(60,133)
Net loss per share, basic and diluted	$(1.22)	$(1.04)	$(3.82)	$(2.69)
Weighted average shares used in computing net loss per share, basic and diluted	27,266	22,569	26,728	22,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(33,152)	$(23,360)	$(102,116)	$(60,133)
Unrealized gain (loss) on available-for-sale securities	(8)	71	(266)	81
Comprehensive loss	$(33,160)	$(23,289)	$(102,382)	$(60,052)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(102,116)	$(60,133)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,095	884
Stock-based compensation	12,033	9,911
Accretion of interest expense	15,324	2,406
Change in fair value of embedded derivative liability	42	(531)
Net accretion of discounts and amortization of premiums of available-for-sale securities	(701)	216
Loss on disposal of fixed assets	122	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(174)	(261)
Inventory	(4,959)	(75)
Prepaid expenses and other assets	(3,052)	356
Accounts receivable, net	(4,909)	791
Accounts payable	4,678	924
Accrued liabilities and other liabilities	1,999	3,509
Net cash used in operating activities	(80,618)	(42,003)
Cash flows from investing activities
Purchases of property and equipment	(1,677)	(936)
Purchases of available-for-sale securities	(184,785)	(56,524)
Maturities of available-for-sale securities	94,080	60,250
Net cash provided by (used in) investing activities	(92,382)	2,790
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	134,268	—
Proceeds from issuance of long-term debt	—	34,600
Payment of debt issuance costs	—	(623)
Proceeds from issuance of common stock upon exercise of stock options	3,339	3,192
Proceeds from employee stock purchase plan	843	430
Net cash provided by financing activities	138,450	37,599
Net decrease in cash and cash equivalents	(34,550)	(1,614)
Cash and cash equivalents at beginning of period	91,316	23,735
Cash and cash equivalents at end of period	$56,766	$22,121
Supplemental disclosure of noncash investing and financing activities
Purchases of inventory in accounts payable and accrued expenses	$270	$337
Debt issuance costs in accounts payable and accrued expense	$—	$10
Purchases of property and equipment in accounts payable and accrued expense	$478	$51
Stock-based compensation capitalized in inventory	$169	$13

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
The Company considers the effects of items which can decrease the transaction price such as variable consideration and consideration payable to a Customer or payer. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The amount of variable consideration may be constrained and is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Revenue from product sales is recorded after considering the impact of the following variable consideration amounts at the time of revenue recognition:
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
Each of the above items are variable consideration, are recorded at the time of revenue recognition, and require significant estimates, judgment and information obtained from external sources. The Company determined a significant reversal of revenue would not occur in a future period for the estimates of variable consideration detailed above and, therefore, the transaction price was not reduced during the three and nine months ended September 30, 2018. If management's estimates differ from actual results, the Company will record adjustments that would affect product sales in the period of adjustment.
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
New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The authoritative guidance significantly amends the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. For public business entities, this guidance is effective for fiscal periods beginning after December 15, 2018 and interim periods thereafter. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to recognize a cumulative-effect adjustment from the application of ASU 2016-02 to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$24,512	$24,512	$—	$—
Corporate debt	23,227	—	23,227	—
U.S. Treasury notes	153,204	—	153,204	—
Total assets measured at fair value	$200,943	$24,512	$176,431	$—
Liabilities:
Embedded derivative liability	$512	$—	$—	$512
Total liabilities measured at fair value	$512	$—	$—	$512

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$68,501	$68,501	$—	$—
Corporate debt	23,471	—	23,471	—
U.S. Treasury notes	61,646	—	61,646	—
Total assets measured at fair value	$153,618	$68,501	$85,117	$—
Liabilities:
Embedded derivative liability	$470	$—	$—	$470
Total liabilities measured at fair value	$470	$—	$—	$470
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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2017	$470
Change in fair value included in interest and other income, net	42
Balance as of September 30, 2018	$512
There were no transfers between any of the levels of the fair value hierarchy during the three and nine months ended September 30, 2018.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$23,275	$—	$(48)	$23,227
U.S. Treasury notes	153,589	—	(385)	153,204
Total	$176,864	$—	$(433)	$176,431
Reported as:
Short-term investments	$155,032	$—	$(331)	$154,701
Long-term investments	21,832	—	(102)	21,730
Total	$176,864	$—	$(433)	$176,431

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$23,507	$—	$(36)	$23,471
U.S. Treasury notes	61,777	—	(131)	61,646
Total	$85,284	$—	$(167)	$85,117
Reported as:
Short-term investments	$82,280	$—	$(154)	$82,126
Long-term investments	3,004	—	(13)	2,991
Total	$85,284	$—	$(167)	$85,117

Short-term and long-term investments include accrued interest of $0.6 million and $0.1 million, respectively, as of September 30, 2018. Short-term and long-term investments includes accrued interest of $0.6 million and $14,000, respectively, as of December 31, 2017. The Company has not incurred any realized gains or losses on investments for the three and nine months ended September 30, 2018 and 2017. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and a maximum of 15 months as of September 30, 2018. All investments with unrealized losses at September 30, 2018 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,683	$859
Work-in-process	2,128	817
Finished goods	1,365	28
Total inventory	$5,176	$1,704
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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the nine months ended September 30, 2018 and 2017, there were no reimbursable external costs. In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR. Beginning in May 2020, the Company will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric in the United States. Beginning in June 2018, the Company is entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product. Allergan’s obligation to pay royalties with respect to Namenda XR continues until the expiration of the Orange Book listed patents covering such products. However, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR.
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

7.     COMMITMENTS AND CONTINGENCIES
Lease Commitments
In January 2018, the Company amended its Emeryville, California, operating lease agreement to extend the term of its lease from April 30, 2020, to April 30, 2025, and relocate and expand its office space from 18,500 square feet to 37,626 rentable square feet within the same building. The lease provides for a tenant improvement allowance of approximately $1.1 million, which the Company fully utilized during the third quarter of 2018. The tenant improvement allowance is accounted for as a lease incentive obligation and amortized as a reduction of rent expense on a straight-line basis over the term of the lease. The initial monthly lease payments are $160,000, increasing to $197,000 in the final year of the agreement, with a lease abatement for the first three months after the lease commencement. The Company completed its relocation during the third quarter of 2018.
Purchase Commitments
The Company has entered into agreements for the supply of API and the manufacture of commercial supply of GOCOVRI, with Moehs Ibérica, S.L. and Catalent Pharma Solutions, LLC, respectively. Under the terms of the agreements, the Company will supply the vendors with non-cancelable firm commitment purchase orders and must meet certain annual minimum requirements for the manufacture of commercial supply of GOCOVRI. The Company has also entered into other agreements with certain vendors for the provision of services, including services related to data access and packaging, under which the Company is contractually obligated to make certain payments to the vendors.
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
As of November 1, 2018, several companies have submitted Abbreviated New Drug Applications, or ANDAs, including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namenda XR, on which the Company is entitled to receive royalties from Forest in any quarter for which there is not significant competition from generics. In the notices, these companies allege that the patents associated with Namenda XR, some of which are owned by Forest or licensed by Forest from Merz Pharma GmbH & Co. KGaA, and others of which are owned by the Company and licensed by the Company exclusively to Forest in the United States, are invalid, unenforceable, and/or will not be infringed by the companies’ manufacture, use, or sale of generic versions of Namenda XR. The Company, Forest, Merz Pharma GmbH & Co. KGaA, and Merz

Pharmaceuticals GmbH (together Merz) filed lawsuits in the U.S. District Court for the District of Delaware for infringement of the relevant patents against all of these companies.
As of November 1, 2018, the Company and Forest have entered into a series of settlement agreements with all Namenda XR ANDA filers that the Company and Forest chose to file suit against, including with the ANDA filer against whom the Company and Forest filed a lawsuit on June 2, 2017, in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namenda XR that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). Entry dates for generic Namenda XR are governed by the settlement agreements in that action.
In January 2016, the Delaware District Court issued a claim construction (Markman) ruling in the Namenda XR litigation that includes findings of indefiniteness as to certain claim terms in the asserted patents licensed by the Company to Forest. On July 26, 2016, the District Court issued a final judgment of invalidity on those patents based upon the Markman ruling. The Company and Forest filed the notice of appeal of that final judgment to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). On December 11, 2017, the Federal Circuit issued a non-precedential opinion affirming the final judgment of the District Court. On January 10, 2018, the Company and Forest filed a petition for rehearing/rehearing en banc with the Federal Circuit. On February 12, 2018, the appellate court denied that petition and on February 20, 2018, the mandate of the court was issued. Based upon the terms of certain settlement agreements with generic filers related to Namenda XR, certain generic filers can now commercialize generic versions of Namenda XR, if approved by the FDA. As of November 1, 2018, multiple generic companies have launched generic versions of Namenda XR.
Additionally, as of November 1, 2018, a number of companies have submitted ANDAs including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of Namzaric, on which the Company is entitled to receive royalties from Forest beginning in May 2020.
The Company and Forest have filed lawsuits alleging infringement of the relevant patents against Namzaric ANDA filers, who are seeking to launch generic versions of Namzaric, in the same court as heard the Namenda XR litigation. As of November 1, 2018, the Company and Forest have settled with all such Namzaric ANDA filers, including all first filers on all the available dosage forms of Namzaric, including with the ANDA filer against whom the Company and Forest filed a lawsuit on June 2, 2017 in the U.S. District Court for the District of Delaware for infringement of certain patents based on that filer’s filing of an ANDA seeking FDA approval to manufacture and market generic versions of Namzaric that included one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv). Entry dates for generic Namzaric are governed by the settlement agreements in those actions. Subject to those agreements, the earliest date on which any of these agreements grants a license to market generic version of Namzaric is January 1, 2025 or in the alternative, an option to launch an authorized generic version of Namzaric beginning on January 1, 2026, or earlier in certain circumstances. The Company and Forest intend to continue to enforce the patents associated with Namzaric.
On April 20, 2017, an opposition was filed against the Company’s European Patent EP 2 506 709 B1, which relates to extended release compositions comprising amantadine or a pharmaceutically acceptable salt thereof. On May 26, 2017, the Company received a Communication of Notices of Opposition (R. 79(1) EPC) from the European Patent Office that requested the Company file its observations in response to the opposition within a period of four months from May 26, 2017. The Company filed its response to the opposition on October 5, 2017. On October 8, 2018, oral proceedings with respect to the filed opposition were held at the European Patent Office and the Opposition Division orally rendered positive opinions maintaining the Company’s European Patent EP 2 506 709 B1. A formal final opinion to reflect the October 8th proceedings will be issued by the Opposition Division on a future date.
On February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against the Company in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of the Company’s patents. On September 20, 2018, the Company filed its first amended answer including infringement counterclaims against Osmotica asserting Osmotica has infringed nine Company patents under 35 U.S.C. §§ 271(a), (b), and/or (c) and 35 U.S.C. § 271(e)(2)(A) and seeking various forms of relief, including damages, treble damages, injunctive relief, and an order pursuant to 35 U.S.C. § 271(e)(4)(A) that the effective date of any approval of Osmotica’s NDA for Osmolex ER™ be a date that is not earlier than the latest expiration date of the Company patents involved in the lawsuit. This action is ongoing.

On March 13, 2018, the FDA’s New Paragraph IV Certifications list was updated to reflect that an ANDA seeking authorization from the FDA to manufacture, use, or sell a generic version of GOCOVRI™ (amantadine) extended release capsules, containing one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV) (“paragraph IV certification”), was submitted to the FDA on January 16, 2018, and has been accepted for filing. Subsequent to this date, the Company received a letter from attorneys representing Sandoz, Inc. (“Sandoz”) dated March 29, 2018, notifying it that Sandoz filed an ANDA for Amantadine Extended-Release Capsules, 137 mg that contains paragraph IV certifications seeking to obtain approval to engage in the commercial manufacture, use or sale of Amantadine Extended-Release Capsules, 137 mg before the expiration of U.S. Patent Nos. 8,389,578; 8,741,343; 8,796,337; 8,889,740; 8,895,614; 8,895,615; 8,895,616; 8,895,617; 8,895,618; 9,867,791; 9,867,792; 9,867,793; and 9,877,933. On May 10, 2018, the Company filed a lawsuit against Sandoz alleging infringement of the patents against Sandoz in the United States District Court for the District of New Jersey. On July 30, 2018, Sandoz filed its answer, defenses, and counterclaims asserting that the asserted Company patents are invalid and not infringed in response to the Company’s May 10, 2018 complaint. This action is ongoing.
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
In connection with the Royalty-Backed Loan, the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $5.4 million and $15.3 million for the three and nine months ended September 30, 2018, respectively; and $1.7 million and $2.4 million for the three and nine ended September 30, 2017, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of September 30, 2018 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 19.9%.

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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	September 30, 2018	December 31, 2017
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(82,029)	(97,353)
Less: Payments made	(1,302)	—
Carrying value of loans payable	$116,669	$102,647
Less: Current portion of long-term debt	(1,316)	—
Non-current portion of long-term debt	$115,353	$102,647
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $119.3 million as of September 30, 2018. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
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

The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2018, no shares have been sold under the Sales Agreement.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	September 30, 2018	December 31, 2017
Common stock awards issued and outstanding	5,866,940	5,564,635
Authorized for future issuance under 2014 Equity Incentive Plan	1,923,043	1,723,733
Authorized for future issuance under 2016 Inducement Plan	539,558	188,715
Employee stock purchase plan	892,444	693,856
Total	9,221,985	8,170,939
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
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$692	$837	$2,181	$2,553
Selling, general and administrative	3,451	2,425	9,852	7,358
Total stock-based compensation expense	$4,143	$3,262	$12,033	$9,911
Stock-based compensation of $47,000 and $169,000 was capitalized into inventory for the three and nine months ended September 30, 2018, respectively; stock-based compensation of $13,000 was capitalized into inventory for both the three and nine ended September 30, 2017. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.
11.     NET LOSS PER SHARE
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. For the three and nine months ended September 30, 2018, approximately 6,033,000 and 5,992,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, approximately 6,206,000 and 6,002,000, respectively, shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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
Financial operations overview
Summary
As of September 30, 2018, we had cash, cash equivalents, and available-for-sale securities of $233.2 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. As of September 30, 2018, we had an accumulated deficit of $313.8 million.
Prior to 2017, we raised an aggregate of approximately $202.3 million in sales of equity securities. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of September 30, 2018, no shares had been sold under the sales agreement. Also in May 2017, we entered into a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”), whereby we borrowed a total of $100.0 million. In January 2018, we raised $134.3 million in net proceeds from the sale of 3,450,000 shares of common stock in a follow-on public offering.
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
The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017		2018	2017
GOCOVRI(1)	$7,706	$4,921	$2,785	$20,395	$15,467	$4,928
ADS-4101	1,724	1,080	644	4,087	4,056	31
Other research and development expenses	2,279	458	1,821	4,221	1,200	3,021
Total research and development expenses	$11,709	$6,459	$5,250	$28,703	$20,723	$7,980

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
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here, for changes to our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated significantly from quarter to quarter and year to year and are likely to continue to do so in the future. For example, product sales of GOCOVRI increased from $7.6 million for the three months ended June 30, 2018, to $10.6 million for the three months ended September 30, 2018. We are focused on increasing demand for GOCOVRI over the next several quarters, since new patient starts have been generally at a consistent level over the last two quarters. We expect to incur significant selling, general and administrative expenses as we continue to support the commercialization of GOCOVRI. In addition, we expect research and development expenses to increase as we advance our product candidates through preclinical and clinical development. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict future revenue, the timing or amount of expenses incurred, or when, or if, we will be able to achieve or maintain profitability. Due to these fluctuations, we believe that the period-to-period comparisons of our revenue, expenses and operating results are not a good indication of our future performance.
Comparison of the three and nine months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2018	2017			2018	2017
Product sales	$10,613	$—	$10,613	NM	$20,731	$—	$20,731	NM
License and grant revenue	—	1	(1)	(100)%	—	3	(3)	(100)%
Cost of product sales	100	—	100	NM	198	—	198	NM
Research and development expenses	11,709	6,459	5,250	81%	28,703	20,723	7,980	39%
Selling, general and administrative expenses, net	27,491	16,064	11,427	71%	81,553	38,323	43,230	113%
Interest and other income, net	921	839	82	10%	2,931	1,265	1,666	132%
Interest expense	5,386	1,677	3,709	221%	15,324	2,406	12,918	537%
NM – Not meaningful.
Product sales
Product sales of $10.6 million and $20.7 million for the three and nine months ended September 30, 2018, respectively, consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We commenced shipments of GOCOVRI during October 2017 and fully launched with a deployed sales force in January 2018.
Cost of product sales
Cost of product sales of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, is related to certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold, in addition to certain distribution and overhead costs. Prior to receiving regulatory approval for GOCOVRI from the FDA in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory expensed to research and development within the next 12 months, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of net sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses increased by $5.3 million, or 81%, to $11.7 million for the three months ended September 30, 2018 from $6.5 million for the three months ended September 30, 2017. The increase in research and development expenses was mainly attributable to our Phase 3 registration trials in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, in addition to efforts to support the clinical development of ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. The increase was offset in part by decreased costs associated with GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease related to lower manufacturing costs, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter, in addition to lower clinical costs due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI. Included in research and development expenses was stock-based compensation expense, which was $0.7 million for the three months ended September 30, 2018 compared to $0.8 million for the three months ended September 30, 2017.
Research and development expenses increased by $8.0 million, or 39%, to $28.7 million for the nine months ended September 30, 2018 from $20.7 million for the nine months ended September 30, 2017. The increase in research and development expenses was mainly attributable to our Phase 3 registration trials in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. The increase was offset in part by decreased costs related to manufacturing of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter, lower clinical costs due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI, in addition to a decrease in personnel related costs. Included in research and development expenses was stock-based compensation expense, which was $2.2 million for the nine months ended September 30, 2018 compared to $2.6 million for the nine months ended September 30, 2017.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $11.4 million, or 71%, to $27.5 million for the three months ended September 30, 2018 from $16.1 million for the three months ended September 30, 2017. The increase in selling, general and administrative expenses, net, was primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017 and commenced the full commercial launch in January 2018. The overall increase consists of a $5.4 million increase for personnel related costs, including $1.0 million for stock-based compensation expense, mainly due to additional headcount, and a $6.0 million increase for expenses including GOCOVRI promotional costs, market research, legal fees to defend our intellectual property, and other professional services.
Selling, general and administrative expenses, net, increased by $43.2 million, or 113% to $81.6 million for the nine months ended September 30, 2018 from $38.3 million for the nine months ended September 30, 2017. The increase in selling, general and administrative expenses, net, was primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017 and commenced the full commercial launch in January 2018. The overall increase consists of a $16.2 million increase for personnel related costs, including $2.5 million for stock-based compensation expense, mainly due to additional headcount, and a $27.0 million increase for expenses including GOCOVRI promotional costs, market research, legal fees to defend our intellectual property, and other professional services.
Interest and other income, net
Interest and other income, net, for the three and nine months ended September 30, 2018 was $0.9 million and $2.9 million, respectively, compared to $0.8 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. The increase in interest and other income, net, for both the three and nine months ended September 30, 2018, was primarily due to interest income earned on investments as a result of investing the cash from our follow-on public offering that occurred in January 2018. Also included in interest and other income, net, is a change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP.
Interest expense
Interest expense for the three and nine months ended September 30, 2018 was $5.4 million and $15.3 million, respectively, compared to $1.7 million and $2.4 million in the three and nine months ended September 30, 2017, respectively. The increase in interest expense for both the three and nine months ended September 30, 2018, was due to the interest expense incurred on the $100 million Royalty-Backed Loan entered into in May 2017 and borrowed in two tranches: $35 million in May 2017 and $65 million in December 2017.
Liquidity, capital resources and plan of operation
Since January 1, 2017, we have funded our operations primarily through sales of our common stock, our Royalty-Backed Loan with HCRP, and to a lesser extent through our license agreement with Allergan. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2018, no shares had been sold under the sales agreement. Also in May 2017, we entered into a Royalty-Backed Loan with HCRP, whereby we initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter 2017 upon FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity that GOCOVRI earned upon approval on August 24, 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. In January 2018, we completed a follow-on public offering of 3,450,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 450,000 shares of common stock, at an offering price of $41.50 per share. Proceeds from the follow-

on public offering were approximately $134.3 million, net of underwriting discounts, commissions, and offering-related transaction costs.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. We expect to incur substantial and increasing losses for the foreseeable future. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $233.2 million and $176.4 million at September 30, 2018 and December 31, 2017, respectively.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(80,618)	$(42,003)
Investing activities	(92,382)	2,790
Financing activities	138,450	37,599
Net decrease in cash and cash equivalents	$(34,550)	$(1,614)
Net Cash Used In Operating Activities
Net cash used in operating activities was $80.6 million for the nine months ended September 30, 2018. Net loss of $102.1 million for the nine months ended September 30, 2018, included net non-cash adjustments of $27.9 million, which consisted primarily of stock-based compensation of $12.0 million and interest expense of $15.3 million. The use of cash for the nine months ended September 30, 2018 was primarily related to commercialization activities for GOCOVRI. Additionally, we used cash to fund research and development programs, including the development of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis.
Net cash used in operating activities was $42.0 million for the nine months ended September 30, 2017. Net loss of $60.1 million for the nine months ended September 30, 2017, included net non-cash adjustments of $12.9 million, primarily related to $9.9 million of stock-based compensation and interest expense of $2.4 million. The primary use of cash for the nine months ended September 30, 2017, was to fund activities in support of the NDA and pre-commercial activities in preparation for the commercialization of GOCOVRI, formerly referred to as ADS-5102, for the treatment of dyskinesia in patients with Parkinson’s disease. Additionally, cash was used to fund development of ADS-4101 for indications in epilepsy.

Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $92.4 million for the nine months ended September 30, 2018 as a result of net purchases of available-for-sale securities of $90.7 million and purchases of property and equipment of $1.7 million.
Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2017. In the nine months ended September 30, 2017, we received $3.7 million as a result of net maturities of available-for-sale securities, offset in part by $0.9 million in purchases of property and equipment.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $138.5 million for the nine months ended September 30, 2018. In the nine months ended September 30, 2018, we received net cash proceeds of $134.3 million related to the sale of common stock under a follow-on public offering; in addition, we received cash proceeds of $4.2 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Net cash provided by financing activities was $37.6 million for the nine months ended September 30, 2017. In the nine months ended September 30, 2017, we received net proceeds of $34.0 million from long-term debt and received cash proceeds of $3.6 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on February 22, 2018. Other than the following, there have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the nine months ended September 30, 2018. On January 16, 2018, we amended our lease agreement to extend our lease until April 30, 2025, and relocate within the current building from the seventh to the tenth and eleventh floors, containing approximately 37,626 rentable square feet. The initial monthly lease payments are $160,000, increasing to $197,000 in the final year of the agreement, with a lease abatement for the first three months of the lease term. Monthly lease payments prior to this amendment were approximately $53,000, with the lease expiring April 30, 2020. We completed relocation of the company in the third quarter of 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2018, we had cash, cash equivalents, and investments of $233.2 million, compared to $176.4 million at December 31, 2017, consisting of cash and cash equivalents, as well as short and long-term investment grade available-for-sale securities. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration and our holdings in US government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The success of GOCOVRI will depend on numerous factors, including:

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
We currently have limited experience in marketing, selling and distributing pharmaceutical products. With respect to GOCOVRI in particular, it is a newly marketed drug and is the first and only drug approved by the FDA for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. Therefore, none of the members of our commercial team, including our sales force, has ever promoted GOCOVRI prior to its launch, and we have only recently established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize GOCOVRI. As a result, we are required to expend significant time and resources to market, sell, and distribute GOCOVRI to neurologists and movement disorder specialists in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities, that we have developed will be successful. Specifically, for distribution of GOCOVRI, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business will suffer. Also, if we are unable to effectively market and sell GOCOVRI for any reason, including ineffective training of our sales force or equipping them with ineffective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of GOCOVRI and its proper administration, our efforts to successfully commercialize could be put in jeopardy.
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
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we face competition from various branded and generic drugs approved for the treatment of Parkinson’s disease that physicians either have historically used or may use in attempt to manage dyskinesia. These drugs include all versions of levodopa (Sinemet (Merck & Co., Inc.), Parcopa (Schwartz Pharma), Rytary (Impax), Duopa (AbbVie)), dopamine agonists (subcutaneous apomorphine, Requip XL (GlaxoSmithKline plc), Mirapex and Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV)), and MOAB inhibitors (selegiline (Somerset Pharmaceuticals, Inc.), Azilect (Teva Pharmaceuticals Industries, Ltd.), Xadago (Newron Pharmaceuticals S.p.A.)) and other versions of amantadine (Symmetrel (Endo Pharmaceuticals, Inc.) - amantadine immediate release, Osmolex ER (Osmotica Pharmaceuticals, LLC) - amantadine extended release). If approved, we will also face competition from investigational drugs in late stage development for the treatment of Parkinson’s disease, including product candidates from Acorda, Mitsubishi Tanabe, Bial-Portela CSA, Genervon Biopharmaceuticals, Pharma Two B, and Sunovion. GOCOVRI may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies, such as Novartis, Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd.
Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payers.
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
Although we have obtained marketing approval for GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, the FDA could still subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care, or if we are unable to assure that sufficient quantities of medicine are available to meet patient needs. If we are unable to maintain orphan drug exclusivity for GOCOVRI for the treatment of dyskinesia, our business would be substantially harmed.
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
The marketing and promotion of GOCOVRI must be limited to the approved indication for use and the information and clinical data included in or consistent with the approved prescribing information. If we want to expand the marketing and promotion of GOCOVRI beyond the approved indication or with information not consistent with the approved prescribing information, we will need to obtain additional regulatory approvals, which may not be granted.
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
The FDA and other regulatory agencies, including regulatory authorities outside the United States, strictly regulate the marketing and promotional claims that are made about drug products, such as GOCOVRI. In particular, promotion of a product must be consistent with its labeling approved by the FDA or by regulatory agencies in other countries. For example, in the case of GOCOVRI, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we cannot prevent physicians from prescribing GOCOVRI for indications or uses that are inconsistent with the approved label. If, however, we are found to have promoted such unapproved uses prior to the FDA’s approval for an additional indication, we may, among other consequences, receive untitled or warning letters and become subject to significant liability, which would materially harm our business. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.
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
In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
GOCOVRI is complex to manufacture, and manufacturing disruptions may occur that could cause us to experience disruptions in the supply of GOCOVRI.
GOCOVRI is an extended release version of amantadine. The manufacture of extended release versions of drugs is more complex than the manufacture of the immediate release versions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to GOCOVRI, our business, financial results, or stock price could be adversely affected.
Risks related to our product candidates in clinical development
Our success depends on the timely clinical development, approval and successful commercialization of our product candidates. If we are unable to do any of these with our product candidates or if we experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources into the development and potential commercialization of our product candidates, including ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, and potentially other indications, as well as ADS-4101 for the treatment of partial onset seizures in epilepsy. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and commercialization of our product candidates. The success of our product candidates will depend on numerous factors, including:

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
Risks related to our reliance on third parties
We rely on third-party contract manufacturing organizations to manufacture, serialize and supply GOCOVRI and our product candidates. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and qualify them. We may also face delays in the development, commercialization, and supply of GOCOVRI and our product candidates.
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
Also, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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
Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property for GOCOVRI, our partnered products, and our product candidates. To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming. For example, on February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against us in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of our patents. This action is ongoing and is in an early stage.
We anticipate that the prosecution of the lawsuits related to our partnered products and any lawsuits related to GOCOVRI will require a significant amount of time and attention of our chief executive officer and other senior executives. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the product in question. An adverse result in any litigations or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Such a result could limit our ability to prevent others from using or commercializing similar or identical products, limit our ability to prevent others from launching generic versions of our products and could limit the duration of patent protection for our products, all of which could have a material adverse effect on our business. Also, a successful challenge to our patents could reduce or eliminate our right to receive royalties from Allergan under our license agreement with Allergan. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
In November 2012, we entered into a license agreement with Allergan pursuant to which we granted Allergan a right to develop and commercialize Namenda XR and Namzaric in the United States. Under that agreement, we expect to receive future royalties from Allergan on the net sales of Namzaric, starting in 2020. If for any reason Allergan fails to successfully commercialize Namzaric, on which we are eligible to receive double digits percentage royalties, we may not receive such future royalties or receive minimal amounts, and our business will be harmed. We are also eligible to receive royalties on net sales of Namenda XR, but we do not expect to receive such royalties, due to the entry of generic versions Namenda XR.
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
We have just begun to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to be successful. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. In May 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of September 30, 2018, we have not made any sales under this facility. As of September 30, 2018, we had approximately $233.2 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
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
As of September 30, 2018, we had 164 full-time equivalent employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
The comprehensive tax reform bill passed in 2017 could adversely affect our business and financial condition.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. Until December 31, 2019, the date we will cease to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014

10.1	Eighth Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of August 2, 2018.					X

10.2	Separation and consulting agreement by and between the registrant and Richard A. King, dated September 13, 2018.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	November 1, 2018	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2018	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Chief Financial Officer
(Principal Financial Officer)