Form 10-K
period 2018-12-31
Adamas Pharmaceuticals Inc
filed 2019-03-04
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-36399
ADAMAS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1560076 (I.R.S. Employer Identification Number)
1900 Powell Street, Suite 1000 Emeryville, CA 94608 (Address of principal executive offices) (Zip code) Registrant’s telephone number, including area code: (510) 450-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $568,049,925 computed by reference to the last sales price of $25.83 as reported by the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2018. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 28, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,448,990.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

ADAMAS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations as to the extent to which we will be able to commercialize GOCOVRITM and any of our other products that are approved;

•	the rate and degree of market acceptance of our products in the future;

•	our expectation as to the therapeutic profile of our products and product candidates, including the safety and efficacy thereof;

•	our expectations as to whether we will be able to obtain and maintain regulatory approval of our product candidates;

•	the anticipated scope, rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;

•	the potential cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	our expectations as to our ability to negotiate manufacturing arrangements and scale up manufacturing of our product candidates to commercial scale;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the anticipated performance of third parties to conduct our clinical studies;

•	the anticipated ability of third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our expectations as to the sufficiency of our capital resources to enable us to complete our ongoing clinical studies;

•	the anticipated cost and timing of regulatory submissions and approvals;

•	our expectations as to our ability to obtain and maintain intellectual property protection for our products and product candidates;

•	our expectation as to the legal proceedings and related stays and terms of settlements;

•	the anticipated performance by our collaboration partners over which we do not have control;

•	the anticipated receipt and timing of any royalties from our collaborators;

•	our expectations as to our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our expectations as to our ability to identify, develop, acquire and in-license new products and product candidates;

•	our expectations as to our ability to initiate new or continue clinical development programs;

•	our expectations as to our ability to initiate sites and enroll patients in our clinical studies at the pace that we project;

•	our expectations as to our ability to retain and recruit key personnel;

•	our anticipated financial performance; and

•	our anticipated developments and projections relating to our competitors or our industry.
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

PART I
ITEM 1.  BUSINESS
Overview
At Adamas Pharmaceuticals, Inc., we are pioneering time-dependent medicines to meaningfully enhance the daily living experience of those affected by CNS disorders. Our vision is to create a world in which time-dependent medicines are the standard of care for CNS disorders. With one partnered product, a commercial medicine and robust pipeline of investigational programs focused on differentiated treatment options for patients, we believe we are well on our way. Our therapeutic targets include a broad range of neurologic diseases, including Parkinson’s disease, Alzheimer’s disease, multiple sclerosis, and epilepsy.
Our treatment innovations stem from a deep scientific understanding of time-dependent biology–the deliberate mapping of disease patterns and drug activity–along with a goal to meaningfully increase the efficacy of known molecules without compromising tolerability. This approach is designed to ensure that our medicines fit within, rather than define, people’s daily lives. Our goal is to lessen the burden of chronic CNS disorders on patients, caregivers and society.
Our understanding of time-dependent biological processes informs our every innovation targeting advancements in treatment of CNS disorders. Our expanding portfolio includes:
Approved Product:

•
GOCOVRI™ (amantadine) extended release capsules, formerly referred to as ADS-5102, is the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. It is also the only medicine clinically proven to reduce both dyskinesia and OFF in that population. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections out to 2034, and we fully launched GOCOVRI with a deployed sales force in January 2018.

Potential Additional Indications for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):

•
ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. We have initiated the first of two pivotal Phase 3 studies in this supplemental indication with enrollment expected to be completed in the first half of 2019 and release top-line data in the second half of 2019.

•
ADS-5102 in research and potential development for additional indications. We expect to complete and announce the results of our assessment of potential additional indications for ADS-5102 if and when specific clinical trials are initiated.

Product Candidates:

•
ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. In 2019, we intend to continue to advance the development of ADS-4101 based on the feedback previously received from the FDA with the objective of having an approved medication upon the loss of exclusivity of VIMPAT®.

Namzaric®:

•
Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under an exclusive license agreement between us and Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”).

Products in our wholly-owned, non-partnered portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by orphan exclusivity until August 2024 and additional patent protections through 2034.
We have developed our current portfolio of therapies in a capital efficient manner. As of December 31, 2018, we had raised a total of $335.6 million from equity financings, including $134.3 million in net proceeds raised in January 2018 from the sale of 3,450,000 shares of common stock and $61.8 million in net proceeds raised in January 2016 from the sale of 2,875,000 shares of common stock. We also received $160.0 million in upfront and milestone payments and $4.1 million in development funding from our partnership with Allergan plc. As of December 31, 2018, we had an accumulated deficit of $342.7 million and $210.9 million in cash, cash equivalents, and investments. In May 2017, we entered into a Royalty-Backed Loan with HealthCare Royalty Partners (“HCRP”). As of December 31, 2018, total debt related to the Royalty-Backed Loan was $119.1 million.
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
Our Strategy
Our business strategy is to discover, develop, and commercialize clinically differentiated medicines for patients suffering from chronic neurologic disorders, based upon our understanding of time-dependent biology. We commercialize our products through our own specialty sales force, or through partnerships.
Our Portfolio
The following table summarizes our portfolio:
Approved Products:
GOCOVRI for the Treatment of Dyskinesia in Patients with Parkinson’s Disease
GOCOVRITM (amantadine) extended-release capsules, approved by the FDA on August 24, 2017, is the first and only medicine approved by the FDA for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. It is also the only medicine clinically proven to reduce both dyskinesia and OFF in that population. GOCOVRI, one a day at bedtime, uses a time dependent biology approach designed to provide an initial lag, a slow rise in amantadine concentration during the night and a high concentration from the morning through the waking day, when dyskinesia and OFF occur. Upon approval, GOCOVRI was granted seven years of orphan exclusivity. We are actively educating physicians about the GOCOVRI proven efficacy and safety profile. We commenced the full commercial launch of GOCOVRI in January 2018. In addition to orphan exclusivity that protects GOCOVRI into 2024, issued patents provide GOCOVRI additional protections through 2034.
Parkinson’s disease is a chronic, neurodegenerative disorder affecting close to one million people in the United States. Levodopa, which replaces lost dopamine, is considered the “gold standard” and the most effective therapy for Parkinson’s disease. Approximately 90 percent of people on levodopa therapy will experience dyskinesia and OFF. Of the 400,000 Parkinson’s disease patients in the United States experiencing OFF and/or dyskinesia, approximately 150,000 to 200,000 suffer with dyskinesia.
In a robust clinical program consisting of three randomized, placebo-controlled studies and a two-year open label safety study, GOCOVRI demonstrated a durable reduction in dyskinesia and secondarily in OFF time in people with Parkinson’s disease. Specifically, the pooled data analysis from the two positive, Phase 3 pivotal trials of GOCOVRI demonstrates:

•	A 41% reduction in dyskinesia as measured on the Unified Dyskinesia Rating Scale total score, compared to 14% for placebo at week 12;

•	A reduction in OFF time of approximately one hour per day (placebo adjusted), or approximately 36%; and

•	An increase of approximately 4.0 hours in functional time daily (or ON time without troublesome dyskinesia), or approximately 45%.
The most common adverse reactions with GOCOVRI were hallucinations, dizziness, dry mouth, peripheral edema, constipation, falls and orthostatic hypotension. Warnings and precautions with GOCOVRI include falling asleep during activities of daily living, suicidality and depression, orthostatic hypertension/dizziness, and hallucinations/psychotic behavior.
In addition, the open label safety study of GOCOVRI has demonstrated a positive benefit risk profile with the long-term durability and safety of GOCOVRI out to 2.5 years, and a significant improvement in patients in the study who were switched from amantadine immediate release treatment to GOCOVRI.
To drive awareness and adoption of GOCOVRI by movement disorder centers, specialists and other neurologists for their Parkinson’s disease patients with dyskinesia, we currently deploy a field sales team of approximately 60 experienced neurology account specialists. This team is equipped with compelling educational materials demonstrating the benefit and safety profile of GOCOVRI for appropriate patients. Also, to facilitate patient access to GOCOVRI, we have a patient support program, GOCOVRI Onboard. This program provides reimbursement assistance in partnership with an exclusive specialty pharmacy, who dispenses all GOCOVRI prescriptions. Through GOCOVRI Onboard we support a number of financial support programs for eligible patients including a co-pay assistance program for commercially insured patients, to ensure that they pay no more than $20 per prescription; a patient assistance program for under insured or non-insured patients; and the provision of information for government insured patients about available programs to assist with their out of pocket costs.
Investigational Programs
ADS-5102 (a potential supplemental indication for GOCOVRI):
ADS-5102 in Development for the Treatment of Walking Impairment in Patients with Multiple Sclerosis
Symptomology of multiple sclerosis walking impairment, or MS Walking, has been associated with dysregulation of the NMDA receptor/glutamate signaling. These symptoms, therefore, may be improved by modulating over-activated NMDA receptor/glutamate signaling. These symptoms are present during waking hours, not while the individual is asleep. Walking impairment affects about 225,000 of the approximately 400,000 patients diagnosed and treated for multiple sclerosis in the United States. MS Walking remains an area of high unmet need, with approximately 180,000 patients either untreated or not adequately served by the one approved product on the market for the indication.

Our market research suggests that a high proportion of multiple sclerosis patients develop walking impairment, significantly impacting both quality of life and independence. Additionally, physician satisfaction with current treatment options is low, and payers find current treatment to be inappropriate for newly diagnosed patients and effective only in a minority of patients.
In 2018, based on the feedback we received from our End-of-Phase 2 meeting with the FDA, we initiated our Phase 3 INROADS study of ADS-5102 for patients with MS Walking and we expect to complete enrollment in this study, the first of two Phase 3 studies, in the first half of 2019 and release top-line data in the second half of 2019. Our pivotal program consists of two Phase 3 studies, an open label safety study and certain non-clinical studies to support approval in this multiple sclerosis population. If the first pivotal Phase 3 study is successful, we intend to meet with the FDA to confirm the filing requirements for this supplemental NDA. Our Phase 2, 4-week proof-of-concept study showed a significant benefit in walking speed versus placebo on both mean value and the proportion of participants with a clinically significant 17% improvement. The results for timed-up-and-go (TUG) and two minute walk test (2MWT) also suggested benefit on other aspects of mobility and walking.
In our phase 3 studies we are evaluating the effect of ADS-5102 versus placebo on walking speed as well as functional mobility and distance. Functional mobility, which involves balance and transfer, is being assessed by the timed-up-and-go (TUG) test. Distance will be assessed by the two minute walk test. Taken together, these measures constitute complementary measures of walking or ambulation. Coupled with the 12-item multiple sclerosis walking scale, we seek to generate data with ADS-5102 using both physician assessments and a patient-reported outcome and our goal is to show a relatively large treatment effect in the overall population using complementary measures of walking, that approximately 30-35% of patients experience at least a 20% improvement in walking speed. GOCOVRI may represent a treatment option for patients not adequately served by current therapy.
Additional investigation of ADS-5102
We are continuing to review the results of preclinical studies, clinical trials, and case reports published in peer reviewed medical journals to evaluate potential indications for ADS-5102. We expect to complete and announce the results of our assessment of potential additional indications for ADS-5102 if and when specific studies are initiated.
ADS-4101 in Development for the Treatment of Partial Onset Seizures in Patients with Epilepsy
ADS-4101 is an investigational high-dose, modified release lacosamide capsule, taken once-daily at bedtime. Lacosamide is an anti-epilepsy active ingredient previously approved by the FDA and currently marketed by UCB SA/NV as VIMPAT® (lacosamide). Based upon the patents and regulatory exclusivities listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book, it is estimated that VIMPAT will lose patent exclusivity in March 2022. ADS-4101 was designed to reduce the initial rate-of-rise in lacosamide concentrations, potentially improving the adverse event profile and dose limitations due to dizziness following administration of VIMPAT.
Epilepsy affects an estimated three million Americans, of which approximately 60% have partial onset seizures. Of those people with partial onset seizures, about 30% to 40% of patients have poor seizure control with current anti-epilepsy drugs. There are limited data on the temporal distribution of seizures over the 24-hour day; however, published studies suggest that seizures occur in a diurnal pattern, characterized by a peak between 11 a.m. and 5 p.m. and lowest between 11 p.m. and 5 a.m. Thus, by matching the timing pattern of seizures to the concentration of the anti-epileptic drug, with a higher drug concentration during the day and lower drug concentration during the night, ADS-4101 may enable improved seizure control for adults with epilepsy in the United States.
We have completed two Phase 1 studies of ADS-4101 in healthy volunteers. The Phase 1a study showed that a single 400 mg dose of ADS-4101 was better tolerated compared to the equivalent dose of VIMPAT immediate release tablets. The data also demonstrated that ADS-4101 exhibited the desired pharmacokinetic properties, namely a reduced rate of initial rise and delayed time to maximum drug concentration appropriate for bedtime dosing. In addition, a multi-dose Phase 1b study demonstrated that a 600 mg dose of ADS-4101, taken once-nightly, provided a 1.5 to 2.5-fold increase in average lacosamide concentrations throughout the day compared to the maximum approved daily dose of 400 mg, taken as 200 mg twice-daily (BID), of VIMPAT immediate release tablets in healthy volunteers, with comparable tolerability.

We had an initial meeting with the FDA in 2018 regarding our planned Phase 3 pivotal programs for ADS-4101. In 2019, we intend to continue to advance the development of ADS-4101 based on the feedback previously received from the FDA with the objective of having an approved medication upon the loss of exclusivity of VIMPAT®.
New Product Discovery–Advancing the Product Pipeline
We continue to apply our “time-dependent biology” approach to identify CNS diseases for which we can drive significant improvements in efficacy without compromising tolerability. Research programs underway include:

•	Additional programs in epilepsy, based upon our seizure profile discoveries;

•	Additional Parkinson’s disease products, alone and potentially in combination with ADS-5102; and

•	Additional Multiple sclerosis products, alone and potentially in combination with ADS-5102.
Namzaric® (commercialized by Allergan plc)
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer’s type is currently marketed by Forest, an indirect wholly-owned subsidiary of Allergan plc, in the United States. We are eligible to receive royalties on net sales of Namzaric beginning in May of 2020.
License agreement with Allergan
In November 2012, we granted Allergan an exclusive license, with right to sublicense, to certain of our intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric and Namenda XR for the treatment of moderate to severe dementia related to Alzheimer’s disease. Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. We earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable.
We are entitled to receive royalties on net sales in the United States by Allergan, its affiliates, or any of its sublicensees of controlled-release versions of memantine products covered by the terms of the license agreement. Beginning in May 2020, we will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric in the United States. At this point, we do not expect to receive royalties on sales of Namenda XR because of the entry of multiple generic versions of Namenda XR in 2018. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from us covering such product. However, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics. For further information, see Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.
Intellectual property
Our time-dependent biology discoveries and products are protected by a robust intellectual product portfolio and available regulatory exclusivities. In developing therapies, we search for large treatment effects in the existing landscape of medicines. From that inquiry, we discover temporal patterns of disease activity and drug response, identify and invent new product candidates designed to achieve potentially greater efficacy with manageable safety and tolerability profiles.
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
We actively protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees, and consultants and invention assignment agreements with our employees and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed, or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, please see “Risk factors—Risks related to intellectual property” and Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies.”
As of February 1, 2019, we owned 25 issued U.S. patents, nine U.S. patent applications, as well as additional patents and patent applications in other jurisdictions. The patent portfolios for Namzaric, GOCOVRI, ADS-4101, and ADS-8704 as of February 1, 2018 are summarized below:
GOCOVRI
GOCOVRI for its FDA-approved indication and other indications Adamas is actively studying is currently covered by a total of 14 issued U.S. patents and five additional patent applications containing method and composition claims relating to their pharmacokinetic profile and dosing of amantadine. These issued patents expire through 2034 and applications, if issued, expire as late as 2038. These patents and patent applications are wholly owned by us and are not subject to any license agreements. We also own additional foreign patent applications covering GOCOVRI.
ADS-4101
ADS-4101 is currently covered by U.S. and PCT patent applications containing method and composition claims relating to their pharmacokinetic profile and dosing of antiepileptic agents. Patents issuing from these applications, if issued, will expire at least as late as 2036. These patent applications are wholly owned by us and are not subject to any license agreements.
Namzaric
Namzaric is covered by a total of seven of our issued U.S. patents containing method and compositions claims relating to the pharmacokinetic profile and dosing of memantine. These patents expire as late as 2029 and are exclusively licensed to Allergan. We also own additional foreign patents and patent applications covering Namzaric.
Research and Development
We continue to maintain our commitment to research and development, and a significant portion of our operating expenses is related to research and development.
Commercial activities, including sales and marketing
We commenced the full commercial launch of GOCOVRI in January 2018. In connection with this launch, we deployed a sales force of approximately 60 neurology account specialists plus six regional business directors. A significant portion of our operating expenses in 2019 will be related to our commercialization activities. For 2018 and 2017, sales of GOCOVRI accounted for over 99% of our revenues, while in 2016 all of our revenues were from reimbursements for research and development expenses under our license agreement with Allergan and from government contracts.
We sell GOCOVRI to a specialty pharmacy and certain limited specialty distributors, which we collectively refer to as our customers. For the year ended December 31, 2018, our largest customer was responsible for approximately 99% of our product revenue.
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
Many of our competitors may have significantly greater financial, technical, and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel technologies that are more effective, safer, or less costly than any that will be commercialized by us. Our success will be based in part on our ability to identify, develop, and manage a portfolio of drugs that are safer, more efficacious, and/or more cost-effective than alternative therapies.
GOCOVRITM
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we face competition from various branded and generic drugs approved for the treatment of Parkinson’s disease that physicians either have historically used or may use in attempt to manage dyskinesia. Competition may arise from all versions of levodopa (Sinemet (Merck & Co., Inc.), Parcopa (Schwartz Pharma), Rytary (Impax), Duopa (AbbVie), Inbrija (Acorda)); dopamine agonists (subcutaneous apomorphine, Requip XL (GlaxoSmithKline plc), Mirapex and Mirapex ER (Boehringer Ingelheim Pharmaceuticals Inc.), Neupro Patch (UCB SA/NV)); MAOB inhibitors (selegiline (Somerset Pharmaceuticals, Inc.), Azilect (Teva Pharmaceuticals Industries, Ltd.), Xadago (Newron Pharmaceuticals S.p.A.)); and other versions of amantadine (Symmetrel (Endo Pharmaceuticals, Inc.) - amantadine immediate release, Osmolex ER (Osmotica Pharmaceuticals, LLC) - amantadine extended release).
We will also face competition from investigational drugs in late stage development for the treatment of Parkinson’s disease, if approved, including product candidates from Mitsubishi Tanabe, Bial-Portela CSA, Genervon Biopharmaceuticals, Pharma Two B, Neurocrine, and Sunovion. GOCOVRI may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies, such as Novartis, Avanir Pharmaceuticals, Neurolixis, Amarantus BioScience, Addex Pharma, and Neurim Pharmaceuticals Ltd.
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
Namzaric
In the market for Alzheimer’s disease treatments, Namzaric competes or will compete with branded and generic products such as galantamine, rivastigmine, memantine, and donepezil. In addition, Allergan currently markets Namenda, the immediate-release version of memantine, which physicians and patients may favor instead of Namzaric. Generic versions of memantine, including generic versions of Namenda XR, extended release memantine, are currently available to patients. Several generic manufacturers have or are currently seeking regulatory approval or have received regulatory approval to market generic versions of Namzaric, although generic versions of Namzaric are not currently available to patients. We and our partner Allergan continue enforcement of our patent rights with respect to this product. We are also aware that other biopharmaceutical companies are developing treatments for Alzheimer’s disease that may compete with Namzaric. See Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for more information.
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
Allergan is responsible for all manufacturing related to Namzaric.
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
The submission of an NDA under either Section 505(b)(1) or Section 505(b)(2) generally requires payment of a substantial user fee to the FDA. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity. For some NDAs, the FDA may convene an advisory committee to seek insights and recommendations on issues relevant to approval of the application. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually follows such recommendations. Although the FDA did not do so upon the approval of GOCOVRI, the FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks, and such REMS can be imposed either at the time of approval or subsequent to a product’s marketing. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug or biological product in relevant pediatric populations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
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

The Hatch-Waxman Act
The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established two abbreviated approval pathways for pharmaceutical products that are in some way follow-on versions of already approved products: the 505(b)(2) NDA pathway, described above, and the abbreviated new drug application (“ANDA”) pathway. To facilitate these abbreviated approval pathways, NDA applicants are required to list the FDA information concerning certain patents with claims that cover the applicant’s product. Upon approval of an NDA and upon the issuance of any new patent claims that meet the requirements for submission to the FDA, the NDA holder is required to update the information and submit any new information concerning applicable patents, which will then be published in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA (1) that no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) that such patent has expired; (3) the date on which such patent expires; or (4) that such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification. If the ANDA or 505(b)(2) applicant provides a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the RLD and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. If the NDA holder or patent owner files a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification, the FDA may not approve the 505(b)(2) application or ANDA until the earlier of 30 months from the date the NDA or patent holder receives notice of the certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. If a listed patent claims a method of using the approved drug, the ANDA or 505(b)(2) NDA applicant may, instead of submitting a certification to the patent, submit a “Section viii” statement certifying that the labeling for the proposed product does not contain, or carves out, any language regarding the patented method-of-use. We have received notices of an ANDA submitted to the FDA requesting permission to manufacture and market generic versions of GOCOVRI, and we are currently in litigation with that ANDA filer. For further information, see Litigation and Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.
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

Orphan Drug designation and exclusivity
The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States. If a sponsor demonstrates that a drug or biologic is intended to treat a rare disease or condition and meets other qualifying criteria, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. In general, a drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity, and during that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. GOCOVRI has been granted orphan drug exclusivity until August 24, 2024 for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy with or without concomitant dopaminergic medications.
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
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. Liability under the Anti-Kickback Statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. We seek to comply with these exceptions and safe harbors whenever possible, but the exceptions and safe harbors are drawn narrowly, and our business practices may be subject to scrutiny if they do not qualify for an exception or safe harbor or if there is no exception or safe harbor available. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.
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
The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. These include state laws that require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states; restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities; report pricing with respect to certain drug products and/or require pharmaceutical companies to implement compliance programs or marketing codes of conduct. In addition, certain state and local laws require the registration of pharmaceutical sales representatives. Outside the U.S., we may be subject to similar regulations in those countries where we market and sell products.
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
Depending on the circumstances, failure to comply with these laws can result in penalties, including significant criminal, civil, and/or administrative criminal penalties, damages, fines, disgorgement, exclusion of products from reimbursement under government programs, “qui tam” actions brought by individual whistleblowers in the name of the government, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits, and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business.
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
Some of the provisions of the PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23,

2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Centers for Medicare and Medicaid Services (“CMS”) published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.
There has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control or reduce drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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
Coverage, reimbursement, and formulary placement decisions are being negotiated on a plan by plan basis for GOCOVRI for the treatment of dyskinesia in Parkinson’s disease. Coverage, reimbursements, and placement decisions for products are based on many factors including the coverage, reimbursement, and placement of already marketed branded drugs for the same or similar indications, the safety and efficacy of the product, availability of generics for similar indications, and the clinical need for the product. Within the Medicare program, as self-administered drugs, GOCOVRI would be reimbursed under the expanded prescription drug benefit, known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These Part D plans negotiate discounts with drug manufacturers, which are passed on to each of the plan’s enrollees. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2019. To help achieve this reduction, since 2011, pharmaceutical manufacturers are required to pay quarterly discounts of 50% off the negotiated price of branded drugs issued to Medicare Part D patients in the donut hole, and such quarterly discounts have increased to 70% on January 1, 2019.
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
Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. Both Medicare and Medicaid are administered by CMS. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payers to cover our products.
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
Employees
As of December 31, 2018, we had 159 full-time equivalent employees. Of these employees, 25 were engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Corporate and other Information
We were incorporated in Delaware in November 2000 under the name NeuroMolecular, Inc. In December 2004, we changed our name to NeuroMolecular Pharmaceuticals, Inc., and in July 2007 we changed our name to Adamas Pharmaceuticals, Inc.
Our principal executive offices are located at 1900 Powell Street, Suite 1000, Emeryville, California 94608, and our telephone number is (510) 450-3500. Our website address is www.adamaspharma.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until December 31, 2019.

Item 1A.  Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks related to the commercialization of GOCOVRITM (amantadine) extended release capsules (formerly ADS-5102)
Our success depends heavily on the success of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. To the extent GOCOVRI is not commercially successful, our business, financial condition and results of operations will be materially harmed.
We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The success of GOCOVRI will depend on numerous factors, including:

•	our success in the marketing, sales, and distribution of GOCOVRI;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	acceptance of GOCOVRI by physicians, patients and the healthcare community;

•	coverage and adequate reimbursement of GOCOVRI by third-party payers;

•	willingness and ability of patients to pay out of pocket for GOCOVRI;

•	effectively competing with other approved or used medicines and future compounds in development;

•	continued demonstration of an acceptable safety profile of GOCOVRI following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to further commercialize GOCOVRI, which would materially harm our business.
GOCOVRI may fail to achieve the degree of market acceptance by physicians, patients, healthcare payers, and others in the medical community we are targeting, which would negatively impact our business.
GOCOVRI may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, third-party payers, and others in the healthcare community. The degree of market acceptance of GOCOVRI will depend on a number of factors, including:

•	its efficacy, duration of response, and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the acceptability of the price of GOCOVRI relative to other treatments;

•	the willingness of physicians to change their current treatment practices;

•	its convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the effectiveness of our marketing, promotion, selling, and distribution support; and

•	the availability of third-party payer coverage and adequate reimbursement.
The failure of GOCOVRI to achieve market acceptance would negatively impact our business.
If we are unable to retain experienced commercial personnel, our business will be substantially harmed.
We have limited experience in marketing, selling and distributing pharmaceutical products. With respect to GOCOVRI in particular, it is the first and only drug approved by the U.S. Food and Drug Administration, or FDA, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications and we have only been marketing and distributing it for just over a year. Therefore, none of the members of our commercial team, including our sales force, has ever promoted GOCOVRI prior to its launch in January 2018, and we are continuing to refine our promotional capabilities as well as our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize GOCOVRI. In addition, we are required to expend significant time and resources to market, sell, and distribute GOCOVRI to neurologists and movement disorder specialists in a credible, persuasive, and compliant manner consistent with applicable laws. Our business could be harmed if we are unable to recruit, employ, appropriately train, and retain experienced sales professionals to successfully execute our commercialization strategies and tactics, including educating potential customers about the benefits and risks of GOCOVRI and its proper administration. Moreover, there is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities that we have established will be successful. Specifically, for distribution of GOCOVRI, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business will suffer.
Failure to successfully obtain coverage and reimbursement for GOCOVRI in the United States, or the availability of coverage and reimbursement only at limited levels, would diminish our ability to generate product revenue.
Our ability to commercialize GOCOVRI successfully in the United States will depend in part on the extent to which coverage and reimbursement for GOCOVRI becomes available from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and reimbursement discussions are currently ongoing with payers. Coverage and adequate reimbursement from both governmental healthcare programs, such as Medicare and Medicaid, and commercial payers are critical to GOCOVRI’s commercial success. Coverage and reimbursement decisions may depend upon clinical and economic standards that disfavor newer drug products when more established or cheaper therapeutic alternatives are already available or subsequently become available. For example, even though other versions of amantadine are not approved for dyskinesia, some payers have asked physicians if patients have had prior experience with such versions or required that physicians actually prescribe such versions prior to providing reimbursement for GOCOVRI.
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
As with any approved medicine for a particular indication, there may be significant delays in obtaining final coverage and reimbursement decisions for GOCOVRI or changes in coverage and reimbursement decisions over time. Third-party payers are increasingly challenging the price and reviewing the cost-effectiveness of medical drug products, in addition to questioning their safety and efficacy.

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
Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private third-party payers for GOCOVRI could have a material adverse effect on our operating results, and our overall financial condition.
We face substantial competition in the commercialization of GOCOVRI.
The commercialization of pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we face competition from various branded and generic drugs approved for the treatment of Parkinson’s disease that physicians either have historically used or may use in attempt to manage dyskinesia. If approved, we will also face competition from investigational drugs in late stage development for the treatment of Parkinson’s disease, and may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies.
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
Under the U.S. Food, Drug and Cosmetic Act, or FDCA, the FDA can approve an Abbreviated New Drug Application, or ANDA, for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the branded product. We have received a notice of an ANDA submitted to the FDA requesting permission to manufacture and market a generic version of GOCOVRI, and we are currently in litigation with that ANDA filer.
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
We currently hold $15.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to obtain insurance coverage at a reasonable cost or in amounts adequate to satisfy any liability or associated costs that may arise in the future. These events could harm our business and results of operations and cause our stock price to decline.
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
With the August 2017 approval of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we currently are permitted to market or promote it, consistent with the information and data in its approved prescribing information, only for the treatment of dyskinesia and not for other uses. We are developing GOCOVRI for at least one additional indication, treatment of walking impairment in patients with multiple sclerosis, and potentially others. To market and promote GOCOVRI for these additional indications, we will need to conduct additional clinical trials that will likely be time-consuming and expensive to obtain regulatory approval for such uses. Additionally, our current marketing and promotional efforts will be limited to the use of information included in or deemed to be consistent with the approved prescribing information for GOCOVRI for the treatment of dyskinesia, including the clinical data and results reflected in the prescribing information. To use information not consistent with the approved prescribing information will require additional regulatory approvals.
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
We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare and Medicaid Services, or CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.
In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
GOCOVRI is complex to manufacture, and manufacturing disruptions may occur that could cause us to experience disruptions in the supply of GOCOVRI.
GOCOVRI is a high-dose, extended release amantadine taken once-daily at bedtime that delivers high levels of amantadine in the morning upon waking and throughout the day. The manufacture of extended release versions of drugs is more complex than the manufacture of the immediate release versions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to GOCOVRI, our business, financial results, or stock price could be adversely affected.
If we are unable to maintain orphan exclusivity for GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, our business may be substantially harmed.
Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. Generally, if a drug product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the drug product is entitled to a period of marketing exclusivity, which may preclude the FDA from approving another marketing application for the same drug product for the same therapeutic indication. The applicable period of exclusivity is seven years in the United States. GOCOVRI received orphan designation for the treatment of levodopa-induced dyskinesia in 2015. When it was approved for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, GOCOVRI earned seven years of orphan drug exclusivity.
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
We have invested a significant portion of our efforts and financial resources into the development and potential commercialization of our product candidates, including ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, and potentially other indications, as well as ADS-4101 for the treatment of partial onset seizures in epilepsy. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and commercialization of our product candidates. The success of our product candidates will depend on numerous factors, including:

•	successfully completing the development program for our product candidates in a timely manner;

•	receiving marketing approval for our product candidates from the FDA in a timely manner;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	commercializing our product candidates, if approved, including marketing, sales, and distribution of the product independently or in partnership with another company;

•	acceptance by the medical community and patients of the approved product;

•	coverage and adequate reimbursement of our product candidates by third-party payers;

•	willingness and ability of patients to pay out of pocket for our product candidates;

•	effectively competing with other approved or used medicines and future compounds in development;

•	continued demonstration of an acceptable safety profile of the approved products following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
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
Because we have limited financial and managerial resources, we have chosen to focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with our product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our investment in current and future research and development programs and product candidates for specific indications may not yield any commercially viable products for us or future partners.
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
We may decide to seek marketing authorizations on our own or with a partner to commercialize GOCOVRI, ADS-4101, and other future product candidates outside of the United States. To market our future products in the European Union, or EU, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
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
There is no assurance that we will be able to obtain marketing authorizations in foreign countries on a timely basis, if at all. We may not be able to file for foreign regulatory approvals, and even if we file we may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain non-U.S. regulatory approval to market our product candidates in other countries, we or our potential partners may not be able to achieve the financial results we project and our stock price could decline.
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
We currently have limited experience in, and we do not own facilities for, clinical and commercial manufacturing of GOCOVRI or our product candidates, and we rely upon third-party contract manufacturing organizations to manufacture, serialize and supply drug product for our clinical studies and to meet commercial demand. The manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.

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
Although we have supply agreements with two drug substance suppliers, only one is currently manufacturing at commercial scales required for GOCOVRI. In addition, we also currently rely on a single drug product manufacturer for GOCOVRI and our other product candidates. We continue to seek additional long-term supply agreements with suppliers and supplier qualifications. A failure of our single source manufacturer or drug substance supplier or our failure to qualify at least one other manufacturer organization on a timely basis and validate the manufacturing process employed at that manufacturer or supplier could delay or harm commercialization of GOCOVRI or our product candidates. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts and obtain regulatory approvals and qualifications, which would adversely affect our business. New suppliers of any product candidate would be required to be qualified under applicable regulatory requirements, including demonstration of bioequivalence of the product made at the new supplier, and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract manufacturing organizations were not able to manufacture our drug substance or drug product or provide the requisite services, our business and financial condition would be materially adversely affected.
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

•
partners may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, as they may have different economic interests than ours, and such decisions could negatively impact any royalties we may receive under our license agreements;

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
Risks related to government regulation
Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payer cost-containment initiatives and current societal pressures regarding pharmaceutical product pricing, may negatively impact our ability to generate revenues from or could limit or prevent our product candidates’ commercial success.
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
Some of the provisions of the PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. Moreover, in July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.
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
Also, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Further, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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

•
the federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the federal government information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, such as anti-kickback, and false claims laws, which may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-relating activities, including the provision of gifts, meals, or other items to certain health care providers. Some states require reporting with respect to certain drug products. Certain state and localities also require the registration of pharmaceutical sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these or other laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.
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
We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs.

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
We will be liable for errors associated with any submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for significant civil monetary penalties per item of false information. Our failure to submit the required price data on a timely basis could result in significant civil monetary penalties for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we will participate in the Medicaid program if we join the program if and when we successfully commercialize any of our product candidates. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for any of our product candidates that we successfully commercialize.
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
From time to time, we may become involved in opposition, interference, derivation, inter partes review, post-grant review, or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us or Allergan, without payment to us.
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
In November 2012, we entered into a license agreement with Allergan pursuant to which we granted Allergan a right to develop and commercialize Namzaric in the United States. Under that agreement, we expect to receive future royalties from Allergan on the net sales of Namzaric, starting in 2020. If for any reason Allergan fails to successfully commercialize Namzaric, on which we are eligible to receive double digits percentage royalties, we may not receive such future royalties or receive minimal amounts, and our business will be harmed.
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

Under the license agreement we are also eligible to receive royalties on net sales of Namenda XR, but we do not expect to receive such royalties, due to the entry of generic versions of Namenda XR.

Under the license agreement, Allergan substantially controls the intellectual property rights subject to the agreement and any ANDA litigation and potential settlement thereof, and has economic interests different from ours. Accordingly, Allergan may manage the litigation and settlements on terms which may have a material and negative impact on our business.
We and Allergan have been involved in various ANDA litigations to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namzaric to the market. See Litigation and Other Legal Proceedings in “Note 8 - Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:

•
maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; and

•
not adequately pursue litigation against ANDA filers or settle such litigation on unfavorable terms, and as Allergan substantially controls any ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namzaric, which would negatively impact the royalties we receive under our license with Allergan.

We have a right to participate in, but not control, such litigations. If Allergan decides not to enforce the intellectual property rights licensed under the agreement or the litigation is resolved in favor of the generic manufacturers or if the FDA approves the ANDA filed by the generic manufacturers, such manufacturers may be able to market and sell the generic form of the branded drug in competition with Namzaric. This could harm our business. Based upon settlement agreements with all the ANDA filers for Namzaric, the earliest date on which any of these agreements grants a license to market generic version of Namzaric is January 1, 2025 or earlier in certain limited circumstances.
Risks related to our financial condition and need for additional capital
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Any future revenue will depend on our ability to market and sell GOCOVRI and our product candidates, the payment of royalties to us from Allergan under terms of our licensing agreement regarding Namzaric, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. In May 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of December 31, 2018, we have not made any sales under this facility. As of December 31, 2018, we had approximately $210.9 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
We have financed our operations primarily through proceeds from our license agreement with Allergan, public and private equity offerings, our Royalty-Backed Loan with HealthCare Royalty Partners III, L.P., or HCRP, since 2017 with sales of GOCOVRI, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease. We anticipate that our cash requirements will increase substantially as we:

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
In addition, the clinical development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

•	our success in commercializing GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease;

•	the availability of reimbursement by third-party payers at acceptable levels, or at all, for GOCOVRI;

•	the success of competitive products or technologies;

•	results of clinical studies of our product candidates or those of our competitors;

•	introductions and announcements of new products and product candidates by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ products, product candidates, clinical studies, manufacturing process, or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be comparable to us;

•	our revenue performance, both in absolute terms and relative to analyst and shareholder expectations;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our current or future products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare reimbursement systems;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our current or future products;

•	market conditions in the pharmaceutical and biotechnology sectors;

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
As of December 31, 2018, we had 159 full-time equivalent employees. Over the next several years, we expect to experience growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Our ability to use net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2018, we had federal and state net operating loss carryforwards of $271.6 million and $236.2 million, respectively. The federal net operating loss carryforwards will begin to expire, if not utilized, beginning in 2025, and the state net operating loss carryforward begins expiring in 2028. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is still uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
If we obtain approval to commercialize any approved products or utilize CMOs outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. If any product candidates that we may develop are approved for commercialization outside the United States, we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements;

•	different payer reimbursement regimes, governmental payers or patient self-pay systems and price controls;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	difficulties in assuring compliance with foreign corrupt practices laws;

•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	compliance with privacy laws;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes or typhoons, floods, and fires.

Our internal computer systems, or those of our CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business.
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, specialty pharmacy, distributors, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we are not aware of any material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs or commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we back-up our internal computer systems periodically and store such data off-site or in the cloud, we can offer no assurance that such off-site storage of data will allow us to continue our business without interruptions to our operations, which could result in a material disruption of our drug development programs or commercialization efforts. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We lease approximately 37,626 square feet of office space in Emeryville, California, under an operating lease that expires April 30, 2025. We believe that our existing facility will be sufficient for our needs for the foreseeable future.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol “ADMS”.
Holders
As of February 28, 2019, there were 27,448,990 shares of our common stock issued and outstanding with 23 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
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

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included in this report. The statement of operations data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018 and 2017, are derived from our audited financial statements included elsewhere in this report. Statement of operations data for the year ended December 31, 2015 and 2014, and balance sheet data as of December 31, 2016, 2015, and 2014, are derived from our audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Revenues:
Product sales	$34,046	$568	$—	$—	$—
License and grant revenue(1)	—	3	572	1,916	55,846
Total revenues	34,046	571	572	1,916	55,846
Costs and operating expenses:
Cost of product sales	633	17	—	—	—
Research and development	39,300	27,168	31,230	35,895	21,860
Selling, general and administrative, net	109,135	61,312	30,326	23,458	15,472
Total costs and operating expenses	149,068	88,497	61,556	59,353	37,332
Income (loss) from operations	(115,022)	(87,926)	(60,984)	(57,437)	18,514
Interest and other income (expense), net	3,115	1,351	811	363	(917)
Interest expense	(19,092)	(4,645)	—	—	—
Income (loss) before income taxes	(130,999)	(91,220)	(60,173)	(57,074)	17,597
Provision (benefit) for income taxes	—	(1,730)	(115)	(5,272)	7,374
Net income (loss)	$(130,999)	$(89,490)	$(60,058)	$(51,802)	$10,223
Net income (loss) attributable to common stockholders:
Basic	$(130,999)	$(89,490)	$(60,058)	$(51,802)	$8,968
Diluted	$(130,999)	$(89,490)	$(60,058)	$(51,802)	$9,069
Net income (loss) per share attributable to common stockholders:
Basic	$(4.87)	$(3.97)	$(2.77)	$(2.86)	$0.60
Diluted	$(4.87)	$(3.97)	$(2.77)	$(2.86)	$0.53
Weighted average number of shares used in computing net income (loss) attributable to common stockholders:
Basic	26,886	22,558	21,711	18,111	14,837
Diluted	26,886	22,558	21,711	18,111	17,107

(1)
License and grant revenue in the year ended December 31, 2014, includes recognition of revenue relating to upfront and milestone payments called for within our license agreement with Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”), effective November 13, 2012, of $55.0 million. For further information, see “Note 7 - License Agreements” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$210,870	$176,433	$135,944	$119,960	$158,722
Working capital	204,097	162,568	107,244	101,380	110,982
Total assets	234,814	186,176	142,473	128,743	161,189
Long-term debt	117,457	102,647	—	—	—
Total liabilities	144,929	120,050	10,290	12,556	14,115
Total stockholders’ equity	89,885	66,126	132,183	116,187	147,074

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
Overview
At Adamas Pharmaceuticals, Inc., we are pioneering time-dependent medicines to meaningfully enhance the daily living experience of those affected by CNS disorders. Our vision is to create a world in which time-dependent medicines are the standard of care for CNS disorders. With one partnered product, a commercial medicine and robust pipeline of investigational programs focused on differentiated treatment options for patients, we believe we are well on our way. Our therapeutic targets include a broad range of neurologic diseases, including Parkinson’s disease, Alzheimer’s disease, multiple sclerosis, and epilepsy.
Our treatment innovations stem from a deep scientific understanding of time-dependent biology–the deliberate mapping of disease patterns and drug activity–along with a goal to meaningfully increase the efficacy of known molecules without compromising tolerability. This approach is designed to ensure that our medicines fit within, rather than define, people’s daily lives. Our goal is to lessen the burden of chronic CNS disorders on patients, caregivers and society.
Our understanding of time-dependent biological processes informs our every innovation targeting advancements in treatment of CNS disorders. Our expanding portfolio includes:
Approved Product:

•
GOCOVRITM (amantadine) extended release capsules, formerly referred to as ADS-5102, is the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. It is also the only medicine clinically proven to reduce both dyskinesia and OFF in that population. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections out to 2034, and we fully launched GOCOVRI with a deployed sales force in January 2018.

Potential Additional Indications for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):

•
ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. We have initiated the first of two pivotal Phase 3 studies in this supplemental indication with the enrollment of the first patient in March 2018 and enrollment expected to be completed in the first half of 2019.

•
ADS-5102 in research and potential development for additional indications. We expect to complete and announce the results of our assessment of potential additional indications for ADS-5102 if and when specific clinical trials are initiated.

Product Candidates:

•
ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. In 2019, we intend to continue to advance the development of ADS-4101 based on the feedback previously received from the FDA with the objective of having an approved medication upon the loss of exclusivity of VIMPAT®.

Namzaric®:

•
Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under an exclusive license agreement between us and Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”).

Products in our wholly-owned, non-partnered portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by orphan exclusivity until August 2024 and additional patent protections through 2034.
Financial operations overview
Summary
As of December 31, 2018, we had cash, cash equivalents, and available-for-sale securities of $210.9 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. As of December 31, 2018, we had an accumulated deficit of $342.7 million.
Prior to 2016, we raised an aggregate of approximately $140.5 million in sales of equity securities. In January 2016, we raised $61.8 million from the sale of 2,875,000 shares of common stock in a follow-on public offering. In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up the $50.0 million. As of February 15, 2019, we have not sold any shares under the sales agreement. Also in May 2017, we entered into a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”), whereby we borrowed a total of $100.0 million. In January 2018, we raised $134.3 million in net proceeds from the sale of 3,450,000 shares of common stock in a follow-on public offering.
Revenue
The following table summarizes the sources of our revenue for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	December 31,
	2018	2017	2016
Product sales	$34,046	$568	$—
Allergan reimbursement of development costs	—	3	317
NIH grants and government contracts	—	—	255
Total revenue	$34,046	$571	$572
Product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We began commercial sales of GOCOVRI in the fourth quarter of 2017, and initiated the full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from payments under our license agreement with Allergan, and to a lesser degree reimbursement for research and development expenses from NIH grants and government contracts.
Pursuant to our license agreement with Allergan, we recognized revenue of zero, $3,000, and $0.3 million in reimbursements for research and development expenses for full-time equivalent employees assigned to the license agreement for the years ended December 31, 2018, 2017, and 2016, respectively. There are no further milestone payments to be earned under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to be inconsequential in future periods. Beginning in May 2020, we are entitled to receive tiered royalties from Allergan in the low to mid-teens, as a percent of net sales of Namzaric in the United States.

Cost of product sales
Cost of product sales consist primarily of direct and indirect costs related to the manufacturing of GOCOVRI products sold, including third-party manufacturing costs, packaging services, freight, allocation of overhead costs, and inventory adjustment charges. We began capitalizing inventory manufactured at the FDA approved locations upon FDA approval of GOCOVRI and upon FDA approval of a supplemental NDA for a second manufacturing site with our current third-party manufacturer. We recorded inventory acquired prior to the regulatory approvals as research and development expense.
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

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to establishment and validation of manufacturing capabilities for commercial supply;

•	expenses related to the buildup of commercial supply to support commercial launch, prior to FDA approval;

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the years ended December 31, 2018, 2017, and 2016 (in thousands):

	December 31,
	2018	2017	2016
GOCOVRI(1)	$27,441	$20,174	$25,223
ADS-4101	5,451	5,202	1,659
Other research and development expenses	6,408	1,792	4,348
Total research and development expenses	$39,300	$27,168	$31,230

(1)
Includes program costs we incurred for GOCOVRI (formerly referred to as ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease, and ADS-5102 (GOCOVRI) for additional potential CNS indications, including for the treatment of walking impairment in patients with multiple sclerosis.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. Other research and development expenses include costs for early stage programs and costs not allocated to a specific program. We allocate benefits, stock-based compensation, and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We begin to track and report program-specific expenses for early stage programs once they have been nominated and selected for further development and clinical-stage work has commenced.
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We anticipate incurring significant research and development expenses as we continue to support: clinical trials for ADS-5102 (GOCOVRI) in indications beyond dyskinesia in patients with Parkinson’s disease, including but not limited to: walking impairment in patients with multiple sclerosis, or MS Walking, and other indications; ADS-4101 for the treatment of partial onset seizures in patients with epilepsy; and potentially additional clinical-stage programs in more indications or for future product candidates. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors, including but not limited to, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into licensing arrangements with other pharmaceutical companies to develop and commercialize our product candidates, and we may enter into additional licensing arrangements or collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future licensing or collaboration arrangements or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, consist primarily of personnel and related benefit costs, including stock-based compensation, facilities, professional services, insurance, public company related expenses, charitable contribution expenses, as well as the costs associated with supporting the commercialization of GOCOVRI, reduced to a small degree by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our selling, general and administrative expenses will remain significant and continue to increase as we continue to support the commercialization of GOCOVRI.
Interest and other income, net
Interest and other income, net, consists of changes in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP, in addition to interest received on our investments.
Interest expense
Interest expense consists of accrued interest pursuant to our Royalty-Backed Loan and amortization of debt issuance costs. Interest expense accrues using the effective interest rate method over the estimated period the debt is expected to be repaid. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount, until a maximum aggregate repayment amount has been reached.
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 of our financial statements included in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (“ASC606”), which we adopted on January 1, 2018, using the full retrospective transition method. Adoption of this guidance did not have a material impact on amounts previously reported in our consolidated financial statements. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.
Product sales
Our product sales consist of U.S. sales of GOCOVRI. GOCOVRI was approved by the FDA on August 24, 2017, and we commenced shipments of GOCOVRI to a specialty pharmacy during October 2017. We sell our products principally to a specialty pharmacy and certain specialty distributors (each a “Customer” or collectively our “Customers”). The Customer subsequently dispenses product directly to a patient. In addition, except for limited circumstances, the Customer has no right of product return to us. We recognize revenue from product sales when the Customer obtains control of our product, which occurs at a point in time, typically upon delivery to the Customer. We record revenue from product sales after considering the impact of the following variable consideration amounts at the time of revenue recognition:
Distribution fees: Distribution fees include fees paid to our Customers for data and prompt payment discounts. We record distribution fees based on contractual terms.
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. We estimate rebates based on statutory discount rates and expected utilization. We estimate for expected utilization of rebates based on data received from the specialty pharmacy and specialty distributor. We use the expected-value method for estimating rebates and estimates are adjusted quarterly to reflect actual experience.
Product Returns: Consistent with industry practice, we offer limited product return rights and generally allow for the return of product that is damaged or defective, and within a few months prior to and up to a few months after the product expiration date. We do not allow product returns for product that has been dispensed to a patient. We consider several factors in the estimation of potential product returns, including, expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, prescription trends, and other relevant factors. Product returns have been insignificant to date and are expected to be immaterial in the future.
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
Co-payment assistance: We provide co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. We estimate co-payment assistance using the expected-value method based on historical program participation and estimates of program redemption using data provided by third-party administrators.
Each of the above items are variable consideration, which we record at the time of revenue recognition, and require significant estimates, judgment and information obtained from external sources. If management’s estimates differ from actuals, we will record adjustments that would affect product sales in the period of adjustment.

The following table summarizes activity with respect to our sales allowances and accruals for the years ended December 31, 2018 and 2017 (in thousands):

	Government rebates and co-payment assistance	Data fees, cash discounts and returns	Total
Balances at December 31, 2016	$—	$—	$—
Provision related to current period sales	86	42	128
Credit or payments made during the period	(8)	(22)	(30)
Balances at December 31, 2017	78	20	98
Provision related to current period sales	3,655	919	4,574
Credit or payments made during the period	(2,707)	(799)	(3,506)
Balances at December 31, 2018	$1,026	$140	$1,166
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
Clinical Trial Accruals
We base our clinical trial accruals on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. We estimate clinical trial expenses based on the services performed pursuant to these contracts. In accruing service fees, we obtain the reported level of patient enrollment at each site and estimate the time-period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.
Long-Term Debt
Long-term debt consists of our Royalty-Backed Loan with HCRP, accounted for as a debt financing arrangement. We accrue interest expense using the effective interest rate method over the estimated period we expect the debt to be repaid. We must make certain assumptions and estimates, including future royalties and net product sales, in determining the expected repayment term, amortization period of the debt discount, and accretion of interest expense, as well as the classification between current and long-term portions. We will base payment amounts to HCRP on actual royalties and net product sales. We periodically assess our assumptions and estimates, and adjust the liabilities accordingly.
Embedded Derivatives Related to Debt Instruments
We evaluate and value embedded derivatives that are required to be bifurcated from their host contract separately from the debt instrument. Under our loan agreement with HCRP, upon the occurrence of a default or a change in control, we may be required to make mandatory prepayments of the borrowings. The prepayment premium is considered an embedded derivative, as the holder of the loans may exercise the option to require prepayment by us. Further, in the event of a regulatory change that results in a material adverse effect on HCRP’s rate of return, we shall pay directly to HCRP an amount that compensates HCRP for such reduction. We remeasure the embedded derivatives each reporting period and report changes in the estimated fair value as gains or losses in interest and other income, net, in our consolidated statement of operations.
The model used in valuing the embedded derivative as a result of a change in control requires the use of significant estimates and assumptions including but not limited to: 1) expected cash flows we expect to receive on U.S. net sales of GOCOVRI and on royalties from Allergan on U.S. net sales of Namzaric; 2) our risk adjusted discount rates; and 3) the probability of a change in control occurring during the term of the note based on the percentage of similar companies that were acquired over the previous five year period. We evaluated the embedded derivative value as a result of an event of default and the value as a result of increased costs due to a regulatory change and considered both to have no material value based on current assessment of probability, but could become material in future periods if a specified event of default or regulatory change became more probable than is currently estimated.
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated significantly from quarter to quarter and year to year and are likely to continue to do so in the future. For example, the approximate number of total prescriptions in the third and fourth quarter of 2018, were 4,740 and 5,730, respectively, a sequential quarterly increase of 1,310 and 990, respectively. The rate of total prescription growth slowed in the latter part of 2018, and we have continued to see this slowing in the first part of 2019. During this same period, persistence has remained strong at six months, indicative of the durable impact GOCOVRI can have on patients with dyskinesia. To realize the full potential for GOCOVRI, we have implemented improvements to our commercial execution to increase total prescriptions across all regions, prescriber types and patient types. There are a number of seasonal factors that impact all pharmaceutical companies that may affect our results in the first quarter and potentially into the second quarter, including new year coverage and plan changes with deductible resets, and the Medicare Part D “donut hole”. In addition, our new free drug trial program, while intended to benefit the amount of total prescriptions for the year, could have a near term negative impact on paid prescriptions and quarterly revenue.
Comparison of the years ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	December 31,		Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Product sales	$34,046	$568	$33,478	NM
Cost of product sales	633	17	616	NM
Research and development expenses	39,300	27,168	12,132	45%
Selling, general and administrative expenses, net	109,135	61,312	47,823	78%
Interest and other income, net	3,115	1,351	1,764	131%
Interest expense	19,092	4,645	14,447	311%
NM - Not meaningful.
Product sales
Product sales consist of sales of GOCOVRI, which the FDA approved on August 24, 2017. We commenced shipments of GOCOVRI during October 2017 and fully launched with a deployed sales force in January 2018. Product sales increased by $33.5 million to $34.0 million for the year ended December 31, 2018 from $0.6 million for the year ended December 31, 2017, due to growth in sales of GOCOVRI since its launch and recognizing a full fiscal year of sales.
Cost of product sales
Cost of product sales increased by $0.6 million to $0.6 million, or 2% of product sales, for the year ended December 31, 2018, from $17,000, or 3% of product sales, for the year ended December 31, 2017. We received regulatory approval for GOCOVRI from the FDA in August 2017 and cost of product sales were not incurred for the entire fiscal year 2017. Cost of product sales consists of certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold, in addition to certain distribution and overhead costs. Prior to receiving FDA approval, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory previously expensed to research and development within the next fifteen months, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of product sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses increased by $12.1 million, or 45%, to $39.3 million for the year ended December 31, 2018, from $27.2 million for the year ended December 31, 2017. The increase in research and development expenses was mainly attributable to our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. In addition, we incurred increased costs related to early stage programs. The increase was offset in part by decreased costs associated with GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease related to lower manufacturing costs, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter, in addition to lower clinical costs due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI. Included in research and development expenses was stock-based compensation expense, which was $2.8 million compared to $3.6 million for the years ended December 31, 2018 and 2017, respectively.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $47.8 million, or 78%, to $109.1 million for the year ended December 31, 2018, from $61.3 million for the year ended December 31, 2017, primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017 and commenced the full commercial launch in January 2018. The overall increase consists of a $17.7 million increase for personnel related costs, including $3.2 million for stock-based compensation expense, mainly due to additional headcount, and a $30.1 million increase for expenses including GOCOVRI promotional costs, market research, legal fees to defend our intellectual property, and other professional services.
Interest and other income, net
Interest and other income, net, increased by $1.8 million, or 131%, to $3.1 million for the year ended December 31, 2018, from $1.4 million for the year ended December 31, 2017. The increase in interest and other income, net, in the year ended 2018 was primarily due to interest income earned on investments as a result of investing the cash from our follow-on public offering that occurred in January 2018, offset in part by a change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP.
Interest expense
Interest expense increased by $14.4 million, or 311% to $19.1 million for the year ended December 31, 2018, compared to $4.6 million in the year ended December 31, 2017, due to the interest expense incurred on the $100 million Royalty-Backed Loan entered into in May 2017 and borrowed in two tranches: $35 million in May 2017 and $65 million in December 2017. The increase in interest is primarily due to the two tranches of the Royalty-Backed Loan being outstanding for the full year 2018 as compared to only portions of 2017.

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
NM - Not meaningful.
Product sales
Product sales of $0.6 million for the year ended December 31, 2017, consists of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We commenced shipments of GOCOVRI during October 2017; however, we did not fully launch GOCOVRI with a deployed sales force until January 2018.
License and grant revenue
License and grant revenue decreased by $0.6 million, or 99%, to $3,000 for the year ended December 31, 2017, from $0.6 million for the year ended December 31, 2016. Revenue for both periods presented was primarily related to reimbursement of certain expenses as provided for in our license agreement with Allergan, as well as from government contracts in 2016.
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
Research and development expenses
Research and development expenses decreased by $4.1 million, or 13%, to $27.2 million for the year ended December 31, 2017, from $31.2 million for the year ended December 31, 2016. The decrease in research and development expenses was mainly attributable to costs associated with the clinical development of GOCOVRI (formerly ADS-5102), which decreased by $5.0 million, or 20%, to $20.2 million from $25.2 million for the years ended December 31, 2017 and 2016, respectively, due to the conclusion of two Phase 3 clinical trials assessing GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, in addition to costs associated with the open-label safety study. The decrease was offset in part by increased activity related to clinical work associated with ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $3.6 million compared to $2.9 million for the years ended December 31, 2017 and 2016, respectively.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $31.0 million, or 102%, to $61.3 million for the year ended December 31, 2017 from $30.3 million for the year ended December 31, 2016. The increase in selling, general and administrative expenses, net, was primarily due to increased costs associated with the commercialization of GOCOVRI, which we made available for physician and patient use in the fourth quarter of 2017, although we commenced the full commercial launch in January 2018. The overall increase consists of a $10.2 million increase for personnel related costs, including $2.1 million for stock-based compensation expense, due to additional headcount, and a

$20.8 million increase for expenses including GOCOVRI launch preparation costs, market research, and other professional services.
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
Liquidity and Capital Resources
During the last three fiscal years, we have funded our operations primarily through sales of our common stock, our Royalty-Backed Loan with HCRP, and since 2017 with sales of GOCOVRI. In January 2016, we completed a follow-on public offering of our common stock from which proceeds raised were approximately $61.8 million, net of underwriting discounts and offering-related transaction costs. In May 2017, we entered into a Royalty-Backed Loan with HCRP, whereby we initially borrowed $35.0 million, followed by an additional $65.0 million received in the fourth quarter 2017. In January 2018, we completed a follow-on public offering of our common stock from which proceeds raised were approximately $134.3 million, net of underwriting discounts, commissions, and offering-related transaction costs.
In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of December 31, 2018, no shares had been sold under the sales agreement.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $210.9 million and $176.4 million at December 31, 2018 and 2017, respectively.
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
We expect to incur substantial expenses and operating losses for the foreseeable future. We expect to continue significant spending in connection with the commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, as well as the development of ADS-5102 for other indications, the development of ADS-4101 for indications in epilepsy, and development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(104,223)	$(66,827)	$(48,068)
Investing activities	(69,338)	25,565	(26,709)
Financing activities	138,850	108,843	65,408
Net increase (decrease) in cash and cash equivalents	$(34,711)	$67,581	$(9,369)
Net Cash Used In Operating Activities
Net cash used in operating activities was $104.2 million for the year ended December 31, 2018. Net loss of $131.0 million for the year ended December 31, 2018, included net non-cash adjustments of $36.5 million, which consisted primarily of stock-based compensation of $15.8 million and interest expense of $19.1 million. The use of cash for the year ended December 31, 2018, was primarily related to commercialization activities for GOCOVRI. Additionally, we used cash to fund research and development programs, including the development of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis and ADS-4101 for indications in epilepsy.
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
Net cash used in operating activities was $48.1 million for the year ended December 31, 2016. Net loss of $60.1 million for the year ended December 31, 2016, included net non-cash adjustments of $11.1 million, primarily related to $10.6 million of stock-based compensation. The primary use of cash for the year ended December 31, 2016 was to fund the ongoing clinical studies and product development activities related to GOCOVRI.
Net Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $69.3 million for the year ended December 31, 2018 as a result of net purchases of available-for-sale securities of $68.3 million and purchases of property and equipment of $1.1 million.
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
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $138.9 million for the year ended December 31, 2018. In the year ended December 31, 2018, we received net cash proceeds of $134.3 million related to the sale of common stock under a follow-on public offering; in addition, we received cash proceeds of $4.6 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $108.8 million for the year ended December 31, 2017. In the year ended December 31, 2017, we received proceeds of $99.6 million from the issuance of long-term debt and $9.9 million related to the exercise of stock options and purchases of common stock under the ESPP.

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
Contractual obligations
Our future non-cancelable contractual obligations at December 31, 2018, were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$13,300	$1,938	$4,052	$4,299	$3,011
Purchase commitments	8,563	4,126	3,087	1,350	—
Long-term debt	197,382	1,664	—	—	195,718
Total contractual obligations	$219,245	$7,728	$7,139	$5,649	$198,729
Operating Lease Obligations
Operating lease obligations in the table above relates to our office facilities. We lease approximately 37,626 square feet of office space in Emeryville, California under a lease that expires April 30, 2025.
Purchase Commitments
We enter into certain other long-term commitments for the supply of API, the manufacture of commercial supply of GOCOVRI, and other agreements for the provision of services, including services related to data access and packaging. To the extent these long-term commitments are non-cancelable, they are reflected in the above table. We also enter into contracts in the normal course of business that generally provide for termination upon notice, and therefore are not reflected in the table above.
Long-Term Debt
Long-term debt consists of our Royalty-Backed Loan with HCRP. Under the terms of the Royalty-Backed Loan, our principal payments are entirely variable, with no fixed minimums, payable based on U.S. net sales of GOCOVRI and based on royalties from Allergan on U.S. net sales of Namzaric. See “Note 9 - Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for additional information on our Royalty-Backed Loan. Total payment obligations, including both principal and interest, are included in the above table. The long-term portion is included based on the contractual loan maturity date of December 2026.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements, see “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this annual report.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ADAMAS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Adamas Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Adamas Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 4, 2019
We have served as the Company’s auditor since 2007.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$56,605	$91,316
Available-for-sale securities	154,265	82,126
Accounts receivable, net	5,511	367
Inventory	5,121	1,704
Prepaid expenses and other current assets	6,871	3,662
Total current assets	228,373	179,175
Property and equipment, net	3,652	3,132
Available-for-sale securities, non-current	—	2,991
Prepaid expenses and other non-current assets	2,789	878
Total assets	$234,814	$186,176
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,570	$3,878
Accrued liabilities	17,194	12,385
Other current liabilities	512	344
Total current liabilities	24,276	16,607
Long-term debt	117,457	102,647
Other non-current liabilities	3,196	796
Total liabilities	144,929	120,050
Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 27,434,358 and 23,320,551 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	32	28
Additional paid-in capital	432,815	277,964
Accumulated other comprehensive loss	(264)	(167)
Accumulated deficit	(342,698)	(211,699)
Total stockholders’ equity	89,885	66,126
Total liabilities and stockholders’ equity	$234,814	$186,176
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Product sales	$34,046	$568	$—
License and grant revenue	—	3	572
Total revenues	34,046	571	572
Costs and operating expenses:
Cost of product sales	633	17	—
Research and development	39,300	27,168	31,230
Selling, general and administrative, net	109,135	61,312	30,326
Total costs and operating expenses	149,068	88,497	61,556
Loss from operations	(115,022)	(87,926)	(60,984)
Interest and other income, net	3,115	1,351	811
Interest expense	(19,092)	(4,645)	—
Loss before income taxes	(130,999)	(91,220)	(60,173)
Benefit for income taxes	—	(1,730)	(115)
Net loss	$(130,999)	$(89,490)	$(60,058)
Net loss per share, basic and diluted	$(4.87)	$(3.97)	$(2.77)
Weighted average shares used in computing net loss per share, basic and diluted	26,886	22,558	21,711
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(130,999)	$(89,490)	$(60,058)
Unrealized gain (loss) on available-for-sale securities	(97)	26	(35)
Comprehensive loss	$(131,096)	$(89,464)	$(60,093)
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2015	18,505,462	$23	$178,473	$(158)	$(62,151)	$116,187
Exercise of stock options	586,956	1	3,041	—	—	3,042
Vesting of common stock	—	—	34	—	—	34
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	2,875,000	3	61,819	—	—	61,822
Net unrealized loss on available-for-sale securities	—	—	—	(35)	—	(35)
Stock issued under employee stock purchase plan	46,226	—	620	—	—	620
Stock-based compensation	—	—	10,571	—	—	10,571
Net loss	—	—	—	—	(60,058)	(60,058)
Balances at December 31, 2016	22,013,644	$27	$254,558	$(193)	$(122,209)	$132,183
Exercise of stock options	1,183,353	1	9,033	—	—	9,034
Restricted stock units vested	64,471	—	201	—	—	201
Stock issued under employee stock purchase plan	59,083	—	766	—	—	766
Net unrealized gain on available-for-sale securities	—	—	—	26	—	26
Stock-based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	—	(89,490)	(89,490)
Balances at December 31, 2017	23,320,551	$28	$277,964	$(167)	$(211,699)	$66,126
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	3,450,000	4	134,264	—	—	134,268
Exercise of stock options	478,454	—	3,362	—	—	3,362
Restricted stock units vested	105,396	—	—	—	—	—
Stock issued under employee stock purchase plan	79,957	—	1,237	—	—	1,237
Net unrealized loss on available-for-sale securities	—	—	—	(97)	—	(97)
Stock-based compensation	—	—	15,988	—	—	15,988
Net loss	—	—	—	—	(130,999)	(130,999)
Balances at December 31, 2018	27,434,358	$32	$432,815	$(264)	$(342,698)	$89,885

The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(130,999)	$(89,490)	$(60,058)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,460	1,194	808
Stock-based compensation	15,786	13,367	10,571
Accretion of interest expense	19,092	4,645	—
Change in fair value of embedded derivative liability	882	(294)	—
Net accretion of discounts and amortization of premiums of available-for-sale securities	(1,045)	456	(301)
Loss on disposal of fixed assets	123	—	—
Provision for write-down of inventory	232	—	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	74	(161)	(2)
Inventory	(3,273)	(1,646)	—
Prepaid expenses and other assets	(5,036)	(2,036)	2,643
Accounts receivable, net	(5,144)	427	490
Accounts payable	2,759	333	502
Accrued liabilities and other liabilities	866	6,378	(2,721)
Net cash used in operating activities	(104,223)	(66,827)	(48,068)
Cash flows from investing activities
Purchases of property and equipment	(1,064)	(1,258)	(1,624)
Purchases of available-for-sale securities	(200,354)	(62,510)	(103,528)
Maturities of available-for-sale securities	132,080	89,333	78,443
Net cash provided by (used in) investing activities	(69,338)	25,565	(26,709)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	134,268	—	61,822
Proceeds from issuance of long-term debt	—	99,600	—
Payment of debt issuance costs	—	(633)	—
Proceeds from issuance of common stock upon exercise of stock options	3,345	9,110	2,966
Proceeds from employee stock purchase plan	1,237	766	620
Net cash provided by financing activities	138,850	108,843	65,408
Net increase (decrease) in cash and cash equivalents	(34,711)	67,581	(9,369)
Cash and cash equivalents at beginning of period	91,316	23,735	33,104
Cash and cash equivalents at end of period	$56,605	$91,316	$23,735
Supplemental disclosure
Cash paid for interest	$2,618	$—	$—
Supplemental disclosure of noncash activities
Property and equipment in accounts payable and accrued expense	$7	$61	$148
Stock-based compensation capitalized in inventory	$202	$39	$—
Stock option exercise settled after period end	$17	$—	$76
Property and equipment acquired through tenant improvement allowance	$1,129	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) focuses on pioneering time-dependent medicines to meaningfully enhance the daily living experience of those affected by CNS disorders. In August 2017, the U.S. Food and Drug Administration (FDA) approved GOCOVRI™ (amantadine) extended release capsules (previously ADS-5102), the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The Company is also advancing its pipeline of differentiated investigational programs, which includes: ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis; and ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. The Company’s goal is to lessen the burden of chronic CNS disorders on patients, caregivers and society.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and variable consideration, clinical trial accruals, fair value of assets and liabilities including short-term and long-term classification, embedded derivatives, income taxes, inventory, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.
Inventory
Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory consists of raw materials, work-in-process, and GOCOVRI finished goods. Raw materials and work-in-process that may be utilized for both commercial and clinical programs are identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance and are included in inventory. Amounts in inventory associated with clinical development programs are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have “alternative future use”. Costs include active pharmaceutical ingredient (API), third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to its net realizable value in the period it is identified. During 2018, the Company recorded a $0.2 million write-down of GOCOVRI inventory. No such charges were recorded in 2017.
The Company begins capitalizing costs as inventory when the product candidate receives regulatory approval. Prior to regulatory approval, inventory costs related to product candidates are recorded as research and development expense. The Company received FDA approval for GOCOVRI on August 24, 2017, and began capitalizing inventory manufactured at the FDA approved location, after FDA approval.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Segments
In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company operates in one reportable segment: the development and commercialization of therapeutics targeting chronic disorders of the central nervous system. All revenues for the years ended December 31, 2018, 2017, and 2016 were generated in the United States.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and TRICARE Retail Pharmacy Refunds Program (TRICARE). Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements with benefit providers. Rebates are estimated based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on data received from the specialty pharmacy and specialty distributor. The Company uses the expected-value method for estimating rebates and estimates are adjusted quarterly to reflect actual experience.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each of the above items are variable consideration, are recorded at the time of revenue recognition, and require significant estimates, judgment and information obtained from external sources. The Company determined a significant reversal of revenue would not occur in a future period for the estimates of variable consideration detailed above and, therefore, the transaction price was not reduced during the periods presented. If management’s estimates differ from actual results, the Company will record adjustments that would affect product sales in the period of adjustment.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concentration of Risk
Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short and long-term investments. Cash, cash equivalents, and investments are deposited with financial institutions or invested in security issuers that management believes are credit worthy. Deposits may, at times, exceed the amount of insurance provided on such deposits. Risks associated with cash, cash equivalents, and investments are mitigated by the Company’s investment policy which defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity.
Major Customers
The Company has entered into distribution agreements with a specialty pharmacy and certain limited specialty distributors. For the year ended December 31, 2018, the Company’s largest customer represented approximately 99% of the Company’s product revenue, and approximately 99% of the Company’s accounts receivable balance at December 31, 2018.
Major Suppliers
The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of GOCOVRI for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with one third-party manufacturer that is approved for the commercial production of GOCOVRI and one third-party supplier that is approved for GOCOVRI’s active pharmaceutical ingredient. Although there are potential sources of supply other than the Company’s existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements.
Accounts Receivable, net
The Company’s accounts receivable balance consists of amounts due from sales of GOCOVRI and amounts due from Allergan, in accordance with the contract terms of the license agreement. Receivables from sales of GOCOVRI are recorded net of allowances which generally include chargebacks, doubtful accounts, and discounts. Allergan receivables are for research and development funding and full-time equivalent employees assigned to the Allergan license agreement, as well as for reimbursement of external costs, recorded as contra-expense, associated with supporting prosecution and litigation of intellectual property rights.
The Company’s estimate of the allowance for doubtful accounts is based on an evaluation of the aging of its receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature and historical collectability of the Company’s accounts receivable, the Company determined that an allowance for doubtful accounts was not required at December 31, 2018.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounting for Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of December 31, 2018.
Clinical Trial Accruals
The Company’s clinical trial accruals are based on estimates of patient enrollment and related activities at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf. The Company estimates clinical trial expenses based on the estimated services performed pursuant to these contracts, as provided by the CRO. These estimates are reviewed for reasonableness by the Company’s internal clinical personnel. The Company monitors patient enrollment levels and related activities using available information; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could be required to record significant additional R&D expenses in future periods when the actual activity level becomes known. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt
Long-term debt consists of the Company’s loan agreement with HealthCare Royalty Partners (“HCRP”). The Company accounted for the loan agreement as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs have been recorded as a debt discount in the Company’s consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the loan using the effective interest rate method. The Company must make certain assumptions and estimates, including future royalties and net product sales, in determining the expected repayment term, amortization period of the debt discount, accretion of interest expense, as well as the classification between current and long-term portions. The Company periodically assesses these assumptions and estimates, and adjusts the liabilities accordingly. See Note 9 - Long-Term Debt, for further details of the Company’s long-term debt.
Embedded Derivatives Related to Debt Instruments
Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Under the Company’s loan agreement with HCRP, upon the occurrence of a default or a change in control, the Company may be required to make mandatory prepayments of the borrowings. The prepayment premium is considered an embedded derivative, as the holder of the loans may exercise the option to require prepayment by the Company. Further, in the event of a regulatory change that results in a material adverse effect on HCRP’s rate of return, the Company shall pay directly to HCRP an amount that compensates HCRP for such reduction. The embedded derivative is presented as a component of other non-current liabilities. The Company will remeasure the embedded derivatives each reporting period and report changes in the estimated fair value as gains or losses in interest and other income, net, in the consolidated statement of operations.
Fair Value of Financial Instruments
The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, long-term investments and other current assets, other assets, accounts payable, accrued liabilities approximate fair value due to the short-term nature or determinable value of these items. See also Note 3 for further details of the Company’s fair value instruments.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are equity awards granted under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2018
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers with amendments in 2015, 2016, and 2017. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard replaces most existing revenue recognition guidance. The Company adopted the new standard effective January 1, 2018, using the full retrospective transition method, and determined the adoption of this guidance to have no material impact on amounts previously reported in its consolidated financial statements.
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
New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The authoritative guidance significantly amends the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. For public business entities, this guidance is effective for fiscal periods beginning after December 15, 2018 and interim periods thereafter. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to recognize a cumulative-effect adjustment from the application of ASU 2016-02 to the opening balance of retained earnings in the period of adoption. The Company will adopt the standard in the first quarter of 2019 using this optional method. Pursuant to the guidance, the Company also plans to elect the optional package of practical expedients, which will allow the Company to not reassess: (i) whether any expired or existing contracts are considered or contain

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, including a policy to separate lease and non-lease components, which the Company also plans to elect. The Company is still evaluating the effect the new guidance will have on its consolidated financial statements and disclosures; however, it anticipates that the new standard will result in the Company recording additional right-of-use assets and corresponding lease liabilities on its consolidated balance sheet.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, and in November 2018 the FASB issued a subsequent amendment ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.
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
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which amends ASC 808 to clarify ASC 606 should apply in entirety to certain transactions between collaborative arrangement participants. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$17,789	$17,789	$—	$—
Corporate debt	19,792	—	19,792	—
U.S. Treasury notes	131,512	—	131,512	—
Commercial paper	$2,961	$—	$2,961	$—
Total assets measured at fair value	$172,054	$17,789	$154,265	$—
Liabilities:
Embedded derivative liability	$1,352	$—	$—	$1,352
Total liabilities measured at fair value	$1,352	$—	$—	$1,352

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$68,501	$68,501	$—	$—
Corporate debt	23,471	—	23,471	—
U.S. Treasury notes	61,646	—	61,646	—
Total assets measured at fair value	$153,618	$68,501	$85,117	$—
Liabilities:
Embedded derivative liability	$470	$—	$—	$470
Total liabilities measured at fair value	$470	$—	$—	$470
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
The fair value of the embedded derivative as a result of a change in control was calculated using a probability-weighted discounted cash flow model. The model used in valuing this embedded derivative requires the use of significant estimates and assumptions including but not limited to: 1) expected cash flows the Company expects to receive on U.S. net sales of GOCOVRI and on royalties from Allergan on U.S. net sales of Namzaric; 2) the Company’s risk adjusted discount rates; and 3) the probability of a change in control occurring during the term of the note based on the percentage of similar companies that were acquired over the previous five year period. Changes in the estimated fair value of the bifurcated embedded derivative are reported as gains or losses in interest and other income, net, in the consolidated statement of operations. In the periods presented, the Company evaluated the embedded derivative value as

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a result of an event of default and the value as a result of increased costs due to a regulatory change and considered both to have no material value based on current assessment of probability, but could become material in future periods if a specified event of default or regulatory change became more probable than is currently estimated. See Note 9 “Long-Term Debt” for further description.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2016	$—
Issuance of long-term debt with embedded derivative	764
Change in fair value included in interest and other income, net	(294)
Balance as of December 31, 2017	470
Change in fair value included in interest and other income, net	882
Balance as of December 31, 2018	$1,352
There were no transfers between any of the levels of the fair value hierarchy during the years ended December 31, 2018 and 2017.
4. INVESTMENTS
The Company’s investments consist of corporate debt, U.S. Treasury notes, and commercial paper classified as available-for-sale securities.
The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt, United States Treasury notes, and commercial paper. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses are reclassified from other comprehensive loss to other income on the consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities. Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of December 31, 2018, and 2017 (in thousands):

	December 31, 2018
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$19,833	$—	$(41)	$19,792
U.S. Treasury notes	131,735	10	(233)	131,512
Commercial paper	2,961	—	—	2,961
Total	$154,529	$10	$(274)	$154,265
Reported as:
Short-term investments	$154,529	$10	$(274)	$154,265
Long-term investments	—	—	—	—
Total	$154,529	$10	$(274)	$154,265

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments:
Corporate debt	$23,507	$—	$(36)	$23,471
U.S. Treasury notes	61,777	—	(131)	61,646
Total	$85,284	$—	$(167)	$85,117
Reported as:
Short-term investments	$82,280	$—	$(154)	$82,126
Long-term investments	3,004	—	(13)	2,991
Total	$85,284	$—	$(167)	$85,117
Short-term investments include accrued interest of $0.5 million as of December 31, 2018. Short-term and long-term investments includes accrued interest of $0.6 million and $14,000, respectively, as of December 31, 2017. The Company has not incurred any realized gains or losses on investments for the years ended December 31, 2018 and 2017. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. The Company had no investments with a maturity date of greater than 12 months as of December 31, 2018. All investments with unrealized losses at December 31, 2018, have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets (in thousands)
	December 31,
	2018	2017
Prepaid expenses	$2,969	$2,638
Prepaid clinical trial	2,299	—
Income tax receivable	840	1,007
Other current assets	763	17
Prepaid expenses and other current assets	$6,871	$3,662

Property and equipment, net (in thousands)
	December 31,
	2018	2017
Computer equipment and software	$3,286	$3,289
Equipment	384	252
Furniture and fixtures	336	466
Leasehold improvements	1,891	1,645
	5,897	5,652
Less: Accumulated depreciation and amortization	(2,245)	(2,520)
Property and equipment, net	$3,652	$3,132
Depreciation expense was $1.5 million, $1.2 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued liabilities (in thousands)
	December 31,
	2018	2017
Accrued employee related costs	$7,472	$5,499
Clinical trial accruals	2,434	1,720
Accrued consulting and other professional fees	4,230	4,897
Current portion of long-term debt	1,664	—
Accrued sales deductions	1,053	91
Other	341	178
Accrued liabilities	$17,194	$12,385
6. INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Raw materials	$1,330	$859
Work-in-process	2,174	817
Finished goods	1,617	28
Total inventory	$5,121	$1,704
7. LICENSE AGREEMENTS
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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million which the Company recognized as revenue on a straight-line basis over the period from November 2012 to February 2013.
The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. In November and December 2013, the Company received a total of $40.0 million in milestone payments for the successful completion of studies that supported the New Drug Application (“NDA”) filing with the FDA for Namzaric by Allergan. In May 2014, the Company received an additional $25.0 million milestone payment as a result of the FDA’s acceptance of the NDA for Namzaric. In December 2014, the Company received a final $30.0 million milestone payment in connection with the FDA approval of Namzaric. These amounts were recorded as revenue when received during 2013 and 2014, respectively.
Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the twelve months ended December 31, 2018 and 2017, there were $1,000 and $33,000 of reimbursable external costs, respectively.
In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR; however, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics. Beginning in May 2020, the Company will be entitled to receive royalties in the low to mid-teens from Allergan for sales of Namzaric in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product. Beginning in June 2018, the Company was entitled to receive royalties in the low to mid-single digits for sales of Namenda XR in the United States. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR.
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
8. COMMITMENTS AND CONTINGENCIES
Lease Commitments
In January 2018, the Company amended its Emeryville, California, operating lease agreement to extend the term of its lease from April 30, 2020, to April 30, 2025, and relocate and expand its office space from 18,500 square feet to 37,626 rentable square feet within the same building. The Company completed its relocation during the third quarter of 2018. The lease provides for a tenant improvement allowance of approximately $1.1 million, which the Company fully utilized during the third quarter of 2018. The tenant improvement allowance is accounted for as a lease incentive obligation and amortized as a reduction of rent expense on a straight-line basis over the term of the lease. The lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. The Company’s total rent expense was approximately $1.2 million, $0.7 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
As of December 31, 2018, future minimum lease payments under the non-cancelable facility operating lease, non-cancelable purchase commitments, and annual minimum requirements were as follows (in thousands):

December 31, 2018
2019	$6,064
2020	3,733
2021	3,406
2022	3,468
2023	2,181
Thereafter	3,011
Total	$21,863
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In 2018 and as of the date of this filing, multiple generic companies have launched generic versions of Namenda XR.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The loans bear interest at an annual rate of 11% on the outstanding principal amount and includes an interest-only period until the interest payment date following the ninth full calendar quarter after the $65.0 million additional loan received in the fourth quarter 2017. To the extent that royalties are insufficient to pay interest in full during the first nine quarters of the loan, any unpaid portion of the quarterly interest payment will be added to the principal amount of the loans.
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $19.1 million and $4.6 million for the twelve months ended December 31, 2018 and 2017, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of December 31, 2018 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 14.5%.
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

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	December 31, 2018	December 31, 2017
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(78,261)	(97,353)
Less: Payments made	(2,618)	—
Carrying value of loans payable	$119,121	$102,647
Less: Current portion of long-term debt	(1,664)	—
Non-current portion of long-term debt	$117,457	$102,647
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $95.7 million as of December 31, 2018. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
There are no contractual minimum principal payments due until the loan matures in December 2026 as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan.
10. CONVERTIBLE PREFERRED STOCK
The Company’s amended and restated certificate of incorporation filed on April 15, 2014, authorizes 5,000,000 shares of preferred stock, of which there were no shares outstanding as of December 31, 2018 and 2017.
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
Sales Agreement
In May 2017, the Company entered into a sales agreement (“2017 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may, from time to time, issue and sell at its option, shares of the Company’s common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering (“ATM Offering”). Sales of the common stock, if any, will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on November 21, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement and the Company will pay Cowen a commission of up to 3% of the gross proceeds. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares available under the Sales Agreement have been sold. As of December 31, 2018, no shares have been sold under the Sales Agreement.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	December 31, 2018	December 31, 2017
Common stock awards issued and outstanding	5,949,436	5,564,635
Authorized for future issuance under 2014 Equity Incentive Plan	1,814,179	1,723,733
Authorized for future issuance under 2016 Inducement Plan	512,440	188,715
Employee stock purchase plan	847,105	693,856
Total	9,123,160	8,170,939
12. STOCK-BASED COMPENSATION
Stock Compensation Plans
In October 2002, the Company established its 2002 Employee, Director, and Consultant Stock Plan and in December 2007, the Company established its 2007 Stock Plan. No further grants were then made under the 2002 Plan.
In February 2014, the Company’s board of directors adopted, and in March 2014 the Company’s stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective on the completion of the IPO. No further grants were then made under the 2007 Plan. Under the 2014 Plan, 1,993,394 shares of the Company’s common stock were made available for issuance which included all shares that, as of the effective time, were reserved for issuance pursuant to the 2007 Plan, and is subject to further increase for shares that were subject to outstanding options under the 2007 Plan and the 2002 Plan as of the effective time that thereafter expire, terminate, or otherwise are forfeited or reacquired. The number of shares of the Company’s common stock reserved for issuance pursuant to the 2014 Plan will automatically increase on the first day of each fiscal year for a period of up to 10 years, commencing on the first day of the fiscal year following 2014, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. For 2018, 2017, 2016, and 2015, the common stock available for issuance under the 2014 Plan increased by 932,822, 880,362, 739,708, and 701,763 shares of common stock, respectively. As of December 31, 2018, the number of shares available for issuance under the 2014 Plan was 1,814,179.
Options granted under the 2014 Stock Plan may have terms of up to ten years. All options issued to date have had a ten year life. The exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. The exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively, as determined by the board of directors. The exercise price of a NSO shall not be less than the par value per share of common stock. The options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter. Restricted stock units granted generally vest at a rate of 25% per year over four years.
In March 2016, the Company’s board of directors approved the 2016 Inducement Plan (the “Inducement Plan”) under which 450,000 shares of the Company’s common stock were made available for issuance. In each of January 2017 and November 2017, an amendment to the Inducement Plan was approved to increase the number of shares available for issuance an additional 450,000 shares, for a total of 900,000 shares, resulting in a total of 1,350,000 shares of common stock issuable under the Inducement Plan. As of December 31, 2018, the number of shares available for issuance under the Inducement Plan was 512,440. Options granted under the Inducement Plan may have terms of up to ten years. All options issued to date have had a ten year life. Consistent with the 2014 Plan, options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter. Restricted

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock units granted vest at a rate of 25% per year over four years. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
Stock Option Activity
Stock option activity under all of the Company’s stock compensation plans is summarized as follows:

	Outstanding Options		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
	Number of Shares	Weighted Average Exercise Price
Stock Options
Balances, December 31, 2017	5,137,584	$12.12
Options granted	1,289,396	25.27
Options exercised	(478,454)	7.03
Options forfeited	(586,197)	19.11
Options expired	(61,263)	14.97
Balances, December 31, 2018	5,301,066	$14.98	6.33	$6,525
Vested and expected to vest, December 31, 2018	5,179,804	$14.81	6.28	$6,525
Exercisable, December 31, 2018	3,599,021	$11.49	5.18	$6,525
The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2018 of $8.54. The intrinsic value of options exercised, calculated as the difference between the exercise price and the fair value of the Company’s common stock on the date of exercise, was approximately $9.2 million, $18.1 million, and $6.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
During the years ended December 31, 2018, 2017, and 2016, the Company granted stock options to employees to purchase 1,289,396, 1,439,675, and 1,030,375 shares of common stock, respectively, with a weighted-average grant date fair value of $16.08, $11.93, and $9.15, respectively. As of December 31, 2018, there was total unrecognized compensation cost related to unvested options of approximately $22.1 million. This cost is expected to be recognized over a weighted average remaining vesting period of 2.8 years. The total fair value of employee stock options vested for the years ended December 31, 2018, 2017, and 2016 was $12.1 million, $10.6 million and $8.4 million, respectively.
Restricted Stock Unit Activity
Restricted stock unit activity under all of the Company’s stock compensation plans is summarized as follows:

	Outstanding Units
		Weighted-Average Grant Date Fair Value

Restricted Stock Units	Number of Shares
Unvested, December 31, 2017	427,051	$18.72
Granted	465,372	16.05
Vested	(105,396)	18.39
Forfeited	(138,657)	20.07
Unvested, December 31, 2018	648,370	$16.57
The aggregate intrinsic value of RSUs outstanding on December 31, 2018 was $5.5 million based on the fair value of the Company’s common stock on that date. The aggregate intrinsic value of RSUs vested for the years ended December 31, 2018, 2017, and 2016 was $2.3 million, $1.2 million, and zero, respectively. As of December 31, 2018, there was total unrecognized compensation cost related to unvested RSUs of approximately $9.4 million. This cost is expected to be recognized over a weighted average remaining vesting period of 2.7 years.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
In February 2014, the Company’s board of directors adopted and, in March 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on the completion of the Company’s IPO. The ESPP authorized the issuance of 262,762 shares. Under the ESPP, employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the beginning of the offering period or the date of purchase, whichever is less. Purchases are limited to the lesser of 15% of each employee’s eligible annual compensation or $25,000. Through the end of 2018, the Company has issued a total of 229,320 shares under the ESPP. The number of shares available for future issuance under the plan were 847,105 at December 31, 2018. Beginning January 1, 2015 and continuing through and including January 1, 2024, the amount of common stock reserved for issuance under the ESPP will increase annually on that date by the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on such December 31, (ii) 520,000 shares of common stock, or (iii) a number of shares as determined by the board of directors prior to the beginning of each year, which shall be the lesser of (i) or (ii) above. For 2018, 2017, 2016, and 2015, the common stock available for issuance under the ESPP increased by 233,206, 220,090, 184,927, and 175,440 shares of common stock, respectively.
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$2,822	$3,597	$2,855
Selling, general and administrative	12,964	9,770	7,716
Total stock-based compensation expense	$15,786	$13,367	$10,571
Stock-based compensation of $202,000, $39,000, and zero was capitalized into inventory for the twelve months ended December 31, 2018, 2017, and 2016. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.
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

•	The expected dividend yield assumption was based on the fact that the Company has never paid cash dividends and currently has no intention to pay cash dividends.
As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2018, 2017, and 2016 is based on awards ultimately expected to vest, each has been reduced for estimated forfeitures, based on historical experience.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of employee stock options and ESPP shares on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Years Ended December 31,
	2018	2017	2016
Stock Options
Expected price volatility	67% - 70%	68% - 70%	69% - 71%
Risk-free interest rate	2.27% - 3.06%	1.83% - 2.17%	1.23% - 1.81%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Dividend yield	—	—	—

	Years Ended December 31,
	2018	2017	2016
Employee Stock Purchase Plan
Expected price volatility	62% - 64%	51% - 71%	68% - 73%
Risk-free interest rate	2.10% - 2.56%	0.60% - 1.45%	0.49% - 0.60%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	—	—	—
Stock-based compensation expense related to employee stock options for the years ended December 31, 2018, 2017, and 2016 was $12.7 million, $11.2 million, and $9.3 million, respectively. Stock-based compensation expense related to the ESPP plan for the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $0.3 million, and $0.3 million, respectively. Stock-based compensation expense related to restricted stock units was $2.3 million, $1.3 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Non-Employee Stock-Based Compensation
The Company granted to consultants zero options to purchase common stock and zero restricted stock units during the year ended 2018; 5,000 options to purchase common stock and 12,437 restricted stock units during the year ended 2017; and 12,600 options to purchase common stock during the year ended 2016. These restricted stock units and options are granted in exchange for consulting services to be rendered and are measured and recognized as they are earned. Options issued during the year ended 2016 were granted to a member of the Company’s board of directors. The Company believes that the estimated fair value of the restricted stock units and stock options is more readily measurable than the fair value of the services rendered.
The Company estimated the fair value of non-employee stock options using the Black-Scholes model with the following weighted-average assumptions:

Years Ended December 31,
	2018	2017	2016
Expected price volatility	69% - 74%	68% - 80%	71% - 77%
Risk-free interest rate	2.32% - 2.45%	1.94% - 2.36%	1.47% - 2.46%
Expected term (in years)	6.00 - 9.50	6.00 - 9.75	7.00 - 9.75
Dividend yield	—	—	—
Compensation expense related to non-employee restricted stock units and options for years ended December 31, 2018, 2017, and 2016 was approximately $0.2 million, $0.6 million, and $0.5 million, respectively.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES
Loss before benefit for income tax is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(130,999)	$(91,220)	$(60,147)
International	—	—	(26)
Total	$(130,999)	$(91,220)	$(60,173)
The benefit for income taxes is summarized as follows (in thousands):

	December 31,
	2018	2017	2016
Current:
Federal	$—	$(1,730)	$(116)
State	—	—	1
Benefit for income taxes	$—	$(1,730)	$(115)
The benefit for income taxes differs from the amount computed by applying the federal income tax rate of 21% to pretax loss from operations as a result of the following:

	December 31,
	2018	2017	2016
Statutory federal income tax rate	$(27,510)	$(31,927)	$(21,079)
State income taxes, net of federal tax benefits	(10,296)	(5,041)	(9)
Foreign rate differential	—	—	10
Tax credits	(2,587)	(2,306)	(3,905)
Impact of federal rate change	—	24,907	—
Change in statutory rates	34	(1,440)	624
Stock compensation	(569)	(2,558)	(1,109)
State net operating losses	—	633	1,779
Other	798	—	109
Change in valuation allowance	40,130	16,002	23,465
Income tax benefit	$—	$(1,730)	$(115)
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$75,143	$44,177
Research and development tax credits	18,776	16,189
Accruals and reserves	4,655	371
Stock compensation	8,662	6,244
Depreciation and amortization	1,437	1,638
Other (rate change)	77	—
Total deferred tax assets	108,750	68,619
Less: Valuation allowance	(108,750)	(68,619)
Net deferred tax assets	$—	$—

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $40.1 million and $16.0 million for the years ended December 31, 2018 and 2017, respectively.
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realization of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Tax Act repealed corporate alternative minimum tax (“AMT”) for tax years beginning after December 31, 2017, and provides that existing AMT credit carryovers are refundable beginning in 2018 through 2022. The Company has approximately $1.7 million of AMT credit carryovers that are fully refunded by 2022 and therefore the deferred tax asset has been reclassed to an income tax receivable. As for the remaining deferred tax assets, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets.
As of December 31, 2018, and 2017, the Company had federal net operating loss carryforwards of approximately $271.6 million and $163.3 million, respectively, available to reduce future taxable income. The Company also had state net operating loss carryforwards of approximately $236.2 million and $131.3 million as of December 31, 2018 and 2017, respectively. The federal net operating loss carryforward begins expiring in 2025, and state net operating loss carryforward begins expiring in 2028.
The Company has federal research and development tax credit carryforwards of approximately $5.2 million. If not utilized, the carryforwards will begin expiring in 2024. The Company has state research and development credit carryforwards of approximately $3.9 million which do not expire. The Company also has orphan drug credit carryforwards of $14.4 million.
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
Uncertain Tax Positions
The total amounts of unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 were $4.7 million, $4.0 million, and $3.2 million, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017	2016
Balance at the beginning of the year	$4,034	$3,188	$1,820
Additions based on prior period tax positions	220	43	93
Additions based on current period tax positions	443	803	1,275
Balance at the end of the year	$4,697	$4,034	$3,188
The Company’s policy is to account for interest and penalties as income tax expense. The Company accrued no interest related to unrecognized tax benefits during the years ended December 31, 2018, 2017, and 2016.
The Company files income tax returns in the U.S. federal jurisdiction, California, other state jurisdictions, and India. The Company is subject to U.S. federal income tax examination for the calendar years ending 2002 through 2018 due to net operating losses that have been carried forward for tax purposes. Additionally, the Company is subject to state income tax examinations for the 2006 through 2018 calendar years due to net operating losses that are being carried

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forward for tax purposes. The Company is subject to audit by the Indian tax authorities from 2014 onward. The Company is not currently under audit in any major tax jurisdiction.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.
Pursuant to the SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes, primarily driven by corporate rate reduction, by recording a net tax provision of $24.9 million in the period ended December 31, 2017, which was offset by a full valuation allowance. The Company also recorded in 2017 a tax benefit of $1.7 million for AMT credits which are refundable in tax year 2018 through 2022. During the quarter ended December 31, 2018, the Company completed its accounting for the impact of the Tax Act and there were no material changes to amounts previously recorded. Portions of the Tax Act are scheduled to be implemented in future years and therefore the Company will continue to assess its positions and possible implications.
14. NET LOSS PER SHARE
The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	December 31,
	2018	2017	2016
Net loss attributable to common stockholders, basic and diluted	$(130,999)	$(89,490)	$(60,058)
Weighted average common shares used in calculating net loss per common share, basic and diluted	26,886	22,558	21,711
Net loss per share attributable to common stockholders, basic and diluted	$(4.87)	$(3.97)	$(2.77)
For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position. The following total outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive (in thousands):

	December 31,
	2018	2017	2016
Options to purchase common stock	5,301	5,138	5,270
Restricted stock units	648	427	213
Total	5,949	5,565	5,483

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2018. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,553	$7,565	$10,613	$13,315
Gross profit(2)	2,528	7,492	10,513	12,880
Net loss	(34,971)	(33,993)	(33,152)	(28,883)
Net loss per share, basic and diluted	(1.35)	(1.26)	(1.22)	(1.06)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$—	$2	$1	$568	(1)
Gross profit(2)	—	—	—	551
Net loss	(16,028)	(20,745)	(23,360)	(29,357)
Net loss per share, basic and diluted	(0.72)	(0.93)	(1.04)	(1.27)

(1)	In the fourth quarter of 2017 the Company commenced commercial sales of GOCOVRI.

(2)	Gross profit is computed by subtracting cost of product sales from product sales.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2018.
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
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Non-Employee Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
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
(a)(3)  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014
3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014
4.3	Fourth Amended and Restated Investor Rights Agreement, dated as of June 30, 2011, by and among the registrant and certain of its stockholders.	S-1	333-194342	10.5	3/5/2014
10.1*	Adamas Pharmaceuticals, Inc. 2002 Employee, Director and Consultant Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.1	3/5/2014
10.2*	Adamas Pharmaceuticals, Inc. 2007 Stock Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-194342	10.2	3/5/2014
10.3*	Adamas Pharmaceuticals, Inc. 2014 Equity Incentive Plan.	S-1	333-194342	10.3	4/7/2014
10.4*	Adamas Pharmaceuticals, Inc. Form of Stock Option Grant Notice and Option Agreement.	10-Q	001-36399	10.24	8/11/2015
10.5*	Adamas Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan.	S-1	333-194342	10.4	3/26/2014

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed / Furnished Herewith

10.6*	Adamas Pharmaceuticals, Inc. Form of Restricted Stock Unit Grant Notice and Award Agreement.	10-K	001-36399	10.24	2/23/2016
10.7*	Adamas Pharmaceuticals, Inc. Amended and Restated 2016 Inducement Plan.					X
10.8*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Adamas Pharmaceuticals, Inc. 2016 Inducement Plan.	S-8	333-210255	99.6	3/17/2016
10.9*	Form of Stock Option Grant Notice and Option Agreement under the Adamas Pharmaceuticals, Inc. 2016 Inducement Plan.	S-8	333-210255	99.7	3/17/2016
10.10	Office Lease Agreement by and between the registrant and CA-Emeryville Properties Limited Partnership, dated as of October 25, 2006.	S-1	333-194342	10.7	3/5/2014
10.11	First Amendment to Lease by and between the registrant and NOP Watergate LLC (as successor in interest to CA-Emeryville Properties Limited Partnership), dated as of April 29, 2009.	S-1	333-194342	10.8	3/5/2014
10.12	Second Amendment to Office lease Agreement by and between the registrant and Emeryville Office, L.L.C. (as successor to NOP Watergate, LLC), dated as of January 18, 2011.	S-1	333-194342	10.9	3/5/2014
10.13	Third Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of June 17, 2011.	S-1	333-194342	10.10	3/5/2014
10.14	Fourth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of January 31, 2013.	S-1	333-194342	10.11	3/5/2014
10.15	Fifth Amendment to Lease by and between the registrant and Emeryville Office, L.L.C., dated as of May 23, 2014.	10-Q	001-36399	10.3	8/7/2014
10.16	Sixth Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of October 27, 2015.	10-K	001-36399	10.23	2/23/2016
10.17	Seventh Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of January 16, 2018.	10-K	001-36399	10.38	2/22/2018
10.18	Eighth Amendment to Lease by and between the registrant and KBSIII Towers At Emeryville, LLC, dated as of August 8, 2018.	10-Q	001-36399	10.1	11/1/2018
10.19**	License Agreement by and between the registrant and Forest Laboratories Holdings Limited, dated as of November 13, 2012.	S-1/A	333-194342	10.6	4/7/2014
10.20*	Adamas Pharmaceuticals, Inc. Amended and Restated Executive Severance Plan.	10-Q	001-36399	10.2	5/9/2017

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed / Furnished Herewith

10.21*	Offer Letter by and between Adamas Pharmaceuticals, Inc. and Gregory Went, dated as of March 8, 2006.	S-1	333-194342	10.12	3/5/2014
10.22*	Offer letter by and between the registrant and Rajiv Patni, MD, dated April 17, 2015.	10-Q	001-36399	10.23	8/11/2015
10.23*	Offer letter by and between the registrant and Jennifer Rhodes, dated March 25, 2016.	10-Q	001-36399	10.1	5/10/2016
10.24*	Offer letter by and between the registrant and Richard A. King, dated April 17, 2017.	10-Q	001-36399	10.1	8/8/2017
10.25*	Offer letter by and between the registrant and Alfred G. Merriweather, dated June 26, 2017.	10-Q	001-36399	10.2	8/8/2017
10.26*	Separation agreement by and between the registrant and William Dawson, dated June 27, 2017	10-Q	001-36399	10.3	8/8/2017
10.27*	Change in Compensation for Christopher B. Prentiss, Chief Accounting Officer.	8-K	001-36399	Item 5.02	9/21/2017
10.28*	2017 compensation actions with respect to the CEO and CFO.	8-K	001-36399	Item 5.02	2/27/2017
10.29*	2018 compensation actions with respect to Executive Officers.	8-K	001-36399	Item 5.02	3/12/2018
10.30*	Separation and consulting agreement by and between the registrant and Richard A. King, dated September 13, 2018.	10-Q	001-36399	10.2	11/1/2018
10.31*	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-194342	10.17	3/5/2014
10.32*	2016 Executive Cash Bonus Award Program.	10-Q	001-36399	10.2	5/10/2016
10.33*	2017 Executive Cash Bonus Award Program.	8-K	001-36399	10.1	4/5/2017
10.34*	Consulting Services Agreement by and between the registrant and John MacPhee, M.P.H., dated February 1, 2016, and as amended dated August 5, 2016.	10-Q	001-36399	10.1	11/3/2016
10.35*	Compensatory Arrangements with Non-Employee Directors.	10-K	001-36399	10.27	2/28/2017
10.36*	2018 compensation actions with respect to Non-Employee Directors.	10-Q	001-36399	10.1	8/2/2018
10.37**	Loan Agreement dated May 11, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.	10-Q	001-36399	10.4	8/8/2017
10.38	Secured Promissory Note dated May 11, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.	10-Q	001-36399	10.5	8/8/2017
10.39	Secured Promissory Note dated November 27, 2017 between Adamas Pharma, LLC and Healthcare Royalty Partners III, L.P.	10-K	001-36399	10.37	2/22/2018
10.40**	Amended and Restated Commercial Supply Agreement by and between Adamas Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC.	10-Q	001-36399	10.1	11/2/2017

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed / Furnished Herewith

10.41**	Amended and Restated API Supply Agreement by and between Adamas Pharma, LLC and Moehs Ibérica, S.L.	10-Q	001-36399	10.2	11/2/2017
21.1	List of the subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page hereto).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
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

Adamas Pharmaceuticals, Inc. (Registrant)
Date:	March 4, 2019	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date:	March 4, 2019	/s/ Alfred G. Merriweather
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

Signature	Title	Date

/s/ Gregory T. Went	Chief Executive Officer and Chairman	March 4, 2019
Gregory T. Went, Ph.D.	(Principal Executive Officer)

/s/ Alfred G. Merriweather	Chief Financial Officer	March 4, 2019
Alfred G. Merriweather	(Principal Financial Officer)

/s/ Christopher B. Prentiss	Chief Accounting Officer	March 4, 2019
Christopher B. Prentiss	(Principal Accounting Officer)

/s/ Michael Bigham	Director	March 4, 2019
Michael Bigham

/s/ Martha J. Demski	Director	March 4, 2019
Martha J. Demski

/s/ Mardi C. Dier	Director	March 4, 2019
Mardi C. Dier

/s/ William Ericson	Director	March 4, 2019
William Ericson

/s/ Ivan Lieberburg	Director	March 4, 2019
Ivan Lieberburg, M.D., Ph.D.

/s/ John MacPhee	Director	March 4, 2019
John MacPhee

/s/ David L. Mahoney	Director	March 4, 2019
David L. Mahoney