Form 10-Q
period 2019-03-31
Adamas Pharmaceuticals Inc
filed 2019-05-09
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-36399
ADAMAS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1560076 (I.R.S. Employer Identification No.)

1900 Powell Street, Suite 1000 Emeryville, CA (Address of principal executive offices)	94608 (Zip Code)
(510) 450-3500
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.001 per share	Trading Symbol(s) ADMS	Name of each exchange on which registered The Nasdaq Global Market
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2019, was 27,533,211.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$58,936	$56,605
Available-for-sale securities	131,699	154,265
Accounts receivable, net	7,498	5,511
Inventory	5,202	5,121
Prepaid expenses and other current assets	6,465	6,871
Total current assets	209,800	228,373
Property and equipment, net	3,294	3,652
Operating lease right-of-use assets	7,368	—
Prepaid expenses and other non-current assets	2,764	2,789
Total assets	$223,226	$234,814
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,242	$6,570
Accrued liabilities	16,609	15,530
Current portion of long-term debt	1,527	1,664
Other current liabilities	1,452	512
Total current liabilities	29,830	24,276
Long-term debt	119,661	117,457
Long-term portion of operating lease liabilities	8,366	—
Other non-current liabilities	1,453	3,196
Total liabilities	159,310	144,929
Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 27,519,979 and 27,434,358 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	436,274	432,815
Accumulated other comprehensive loss	(34)	(264)
Accumulated deficit	(372,356)	(342,698)
Total stockholders’ equity	63,916	89,885
Total liabilities and stockholders’ equity	$223,226	$234,814
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product sales	$11,665	$2,553
Costs and operating expenses:
Cost of product sales	413	25
Research and development	10,214	7,188
Selling, general and administrative, net	27,688	26,363
Total costs and operating expenses	38,315	33,576
Loss from operations	(26,650)	(31,023)
Interest and other income, net	723	878
Interest expense	(3,731)	(4,826)
Net loss	$(29,658)	$(34,971)
Net loss per share, basic and diluted	$(1.08)	$(1.35)
Weighted average shares used in computing net loss per share, basic and diluted	27,453	25,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(29,658)	$(34,971)
Unrealized gain (loss) on available-for-sale securities	230	(196)
Comprehensive loss	$(29,428)	$(35,167)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	23,320,551	$28	$277,964	$(167)	$(211,699)	$66,126
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	3,450,000	4	134,260	—	—	134,264
Exercise of stock options	136,154	—	590	—	—	590
Restricted stock units vested	51,309	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	(196)	—	(196)
Stock-based compensation	—	—	3,790	—	—	3,790
Net loss	—	—	—	—	(34,971)	(34,971)
Balances at March 31, 2018	26,958,014	$32	$416,604	$(363)	$(246,670)	$169,603

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	27,434,358	$32	$432,815	$(264)	$(342,698)	$89,885
Exercise of stock options	18,230	—	49	—	—	49
Restricted stock units vested	67,391	—	—	—	—	—
Net unrealized gain on available-for-sale securities	—	—	—	230	—	230
Stock-based compensation	—	—	3,410	—	—	3,410
Net loss	—	—	—	—	(29,658)	(29,658)
Balances at March 31, 2019	27,519,979	$32	$436,274	$(34)	$(372,356)	$63,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(29,658)	$(34,971)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	368	383
Stock-based compensation	3,384	3,741
Accretion of interest expense	3,731	4,826
Change in fair value of embedded derivative liability	101	24
Net accretion of discounts and amortization of premiums of available-for-sale securities	(337)	(53)
Changes in assets and liabilities
Accrued interest of available-for-sale securities	(56)	(643)
Accounts receivable, net	(1,987)	(1,246)
Inventory	86	(558)
Prepaid expenses and other assets	347	171
Operating lease right-of-use assets	198	—
Accounts payable	3,319	3,944
Current portion of long-term debt	(1,664)	(60)
Long-term portion of operating lease liabilities	(234)	—
Accrued liabilities and other liabilities	1,485	(357)
Net cash used in operating activities	(20,917)	(24,799)
Cash flows from investing activities
Purchases of property and equipment	(7)	(502)
Purchases of available-for-sale securities	(20,811)	(178,896)
Maturities of available-for-sale securities	44,000	28,800
Net cash provided by (used in) investing activities	23,182	(150,598)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	—	134,433
Proceeds from issuance of common stock upon exercise of stock options	66	590
Net cash provided by financing activities	66	135,023
Net increase (decrease) in cash and cash equivalents	2,331	(40,374)
Cash and cash equivalents at beginning of period	56,605	91,316
Cash and cash equivalents at end of period	$58,936	$50,942
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$7,566	$—
Purchases of inventory in accounts payable and accrued expenses	$334	$163
Property and equipment in accounts payable and accrued expense	$10	$106
Stock-based compensation capitalized in inventory	$26	$49
Public offering costs in accounts payable and accrued expense	$—	$169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) focuses on pioneering time-dependent medicines to meaningfully enhance the daily living experience of those affected by CNS disorders. In August 2017, the U.S. Food and Drug Administration (FDA) approved GOCOVRI® (amantadine) extended release capsules (previously ADS-5102), the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The Company is also advancing its Phase 3 development program of ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. The Company’s goal is to lessen the burden of chronic CNS disorders on patients, caregivers and society.
The Company was incorporated in the State of Delaware on November 15, 2000, and operates as one segment. The Company’s headquarters and operations are located in Emeryville, California.
2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2018 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2019, or any other future period. Readers should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC. The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), using the modified retrospective method with a cumulative-effect adjustment as of January 1, 2019, in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Other than the adoption of the new accounting guidance, the Company’s critical accounting policies have not changed materially from December 31, 2018.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and variable consideration, lease assets and liabilities, clinical trial accruals, fair value of assets and liabilities including short-term and long-term classification, embedded derivatives, income taxes, inventory, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Leases
The Company determines if an arrangement is, or contains, a lease at inception. An arrangement is, or contains, a lease if it conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s arrangements determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at commencement date as the Company’s leases generally do not provide an implicit rate. The operating lease ROU assets also include any lease payments made (including any prepaid rents and initial direct costs) and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense for lease payments is recognized on a straight-line basis over the expected lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.
Reclassification
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The authoritative guidance significantly amends the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to recognize a cumulative-effect adjustment from the application of ASU 2016-02 to the opening balance of retained earnings in the period of adoption. Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective method as of January 1, 2019 and will not restate comparative periods. The Company elected the optional package of practical expedients, which allowed the Company to not reassess: (i) whether any expired or existing contracts are considered or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, including a policy to not separate lease and non-lease components, which the Company did not elect. The adjustments due to the adoption of Topic 842 primarily related to the recognition of an operating lease right-of-use asset and operating lease liability for the lease. The impact on the condensed consolidated balance sheet as of January 1, 2019, was as follows (in thousands):

	December 31, 2018	Adjustment due to the Adoption of Topic 842	January 1, 2019
Operating lease right-of-use assets	$—	$7,566	$7,566
Other current liabilities	512	768	1,280
Long-term portion of operating lease liabilities	—	8,643	8,643
Other non-current liabilities	3,196	(1,844)	1,352
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
Recent Accounting Pronouncements Not Yet Adopted
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$13,420	$13,420	$—	$—
Corporate debt	22,911	—	22,911	—
U.S. Treasury notes	105,807	—	105,807	—
Commercial paper	2,981	—	2,981	—
Total assets measured at fair value	$145,119	$13,420	$131,699	$—
Liabilities:
Embedded derivative liability	$1,453	$—	$—	$1,453
Total liabilities measured at fair value	$1,453	$—	$—	$1,453

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$17,789	$17,789	$—	$—
Corporate debt	19,792	—	19,792	—
U.S. Treasury notes	131,512	—	131,512	—
Commercial paper	2,961	—	2,961	—
Total assets measured at fair value	$172,054	$17,789	$154,265	$—
Liabilities:
Embedded derivative liability	$1,352	$—	$—	$1,352
Total liabilities measured at fair value	$1,352	$—	$—	$1,352
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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2018	$1,352
Change in fair value included in interest and other income, net	101
Balance as of March 31, 2019	$1,453
There were no transfers between any of the levels of the fair value hierarchy during the three months ended March 31, 2019.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$22,909	$7	$(5)	$22,911
U.S. Treasury notes	105,843	34	(70)	105,807
Commercial paper	2,981	—	—	2,981
Total	$131,733	$41	$(75)	$131,699
Reported as:
Short-term investments	$131,733	$41	$(75)	$131,699
Long-term investments	—	—	—	—
Total	$131,733	$41	$(75)	$131,699

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$19,833	$—	$(41)	$19,792
U.S. Treasury notes	131,735	10	(233)	131,512
Commercial paper	2,961	—	—	2,961
Total	$154,529	$10	$(274)	$154,265
Reported as:
Short-term investments	$154,529	$10	$(274)	$154,265
Long-term investments	—	—	—	—
Total	$154,529	$10	$(274)	$154,265
Short-term investments include accrued interest of $0.6 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively. The Company has not incurred any realized gains or losses on investments for the three months ended March 31, 2019 and 2018. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. The Company had no investments with a maturity date greater than 12 months as of March 31, 2019 and December 31, 2018. All investments with unrealized losses at March 31, 2019 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,293	$1,330
Work-in-process	2,411	2,174
Finished goods	1,498	1,617
Total inventory	$5,202	$5,121
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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three months ended March 31, 2019 and 2018, there were no reimbursable external costs.
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
7.     LEASES
Lease Commitments
The Company performed an evaluation of its contracts in accordance with Topic 842 and determined that, except for its facility, vehicle fleet, and office equipment leases, described below, none of its other contracts contain a lease. The Company evaluated all its leases and determined they were operating leases.
In January 2018, the Company amended its Emeryville, California, office facility lease agreement to extend the term to April 30, 2025, and relocate and expand its office space to 37,626 rentable square feet within the same building. The lease contains an option to extend the term for one additional five-year period. The extension option has not been considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option. The lease provides for a tenant improvement allowance of approximately $1.1 million, which the Company fully utilized during the third quarter of 2018.
In 2018, the Company entered into a three-year lease for office equipment that commenced in June 2018 and will be required to make cash payments totaling $0.2 million during the term of the lease.
As of March 31, 2019, the Company had additional operating leases that have not yet commenced related to a three-year master vehicle lease agreement entered into in March 2019. The term for each leased vehicle is for a period of 12 months, which commences upon the delivery of the vehicle. As of March 31, 2019, none of the leased vehicles have been delivered. Delivery of the vehicles is expected to be complete during the second quarter of 2019.
Supplemental balance sheet information related to operating leases were as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets
Operating lease right-of-use assets	$7,368	$—
Total right-of-use assets	$7,368	$—
Liabilities
Current portion included in other current liabilities	$1,039	$—
Long-term portion of operating lease liabilities	8,366	—
Total operating lease liabilities	$9,405	$—
The components of lease costs, which were included in operating expenses in its condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating lease cost	$458	$—
Variable lease cost	28	—
Total lease cost	$486	$—

As of March 31, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Operating leases (1)
2019 (remaining)	$1,504
2020	2,057
2021	2,086
2022	2,118
2023	2,181
Thereafter	3,011
Total lease payments	12,957
Less: Imputed interest	(3,552)
Operating lease liabilities	$9,405

(1)	The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced of approximately $1.6 million.
As of March 31, 2019, the weighted average remaining lease term is 6.0 years and the weighted average operating discount rate used to determine the operating lease liability was 11.1%.
ASC 840 Disclosure
The Company elected the alternative modified transition method and included the following tables previously disclosed. As of December 31, 2018, future minimum lease payments under the non-cancelable facility operating lease, were as follows (in thousands):

Amount
2019	$1,938
2020	1,996
2021	2,056
2022	2,118
2023	2,181
Thereafter	3,011
Total	$13,300
8.     COMMITMENTS AND CONTINGENCIES
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
On February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against the Company in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of the Company’s patents. On September 20, 2018, the Company filed its first amended answer including infringement counterclaims against Osmotica asserting Osmotica has infringed nine Company patents under 35 U.S.C. §§ 271(a), (b), and/or (c) and 35 U.S.C. § 271(e)(2)(A) and seeking various forms of relief, including damages, treble damages, injunctive relief, and an order pursuant to 35 U.S.C. § 271(e)(4)(A) that the effective date of any approval of Osmotica’s NDA for Osmolex ER™ be a date that is not earlier than the latest expiration date of the Company patents involved in the lawsuit. This action is ongoing, with a Markman hearing regarding patent claims construction scheduled for June 17, 2019.
On March 13, 2018, the FDA’s New Paragraph IV Certifications list was updated to reflect that an ANDA seeking authorization from the FDA to manufacture, use, or sell a generic version of GOCOVRI® (amantadine) extended release capsules, containing one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV) (“paragraph IV certification”), was submitted to the FDA on January 16, 2018, and has been accepted for filing. Subsequent to this date, the Company received a letter from attorneys representing Sandoz, Inc. (“Sandoz”) dated March 29, 2018, notifying it that Sandoz filed an ANDA for Amantadine Extended-Release Capsules, 137 mg that contains paragraph IV certifications seeking to obtain approval to engage in the commercial manufacture, use or sale of Amantadine Extended-Release Capsules, 137 mg before the expiration of U.S. Patent Nos. 8,389,578; 8,741,343; 8,796,337; 8,889,740; 8,895,614; 8,895,615; 8,895,616; 8,895,617; 8,895,618; 9,867,791; 9,867,792; 9,867,793; and 9,877,933. On May 10, 2018, the Company filed a lawsuit against Sandoz alleging infringement of the patents against Sandoz in the United States District Court for the District of New Jersey. On July 30, 2018, Sandoz filed its answer, defenses, and counterclaims asserting that the asserted Company patents are invalid and not infringed in response to the Company’s May 10, 2018 complaint. This action is ongoing.

On April 1, 2019, the Company was served with a complaint filed in the United States District Court for the Northern District of California (Case No. 3:18-cv-03018-JCS) against the Company and several Allergan entities alleging violations of Federal and state false claims acts (“FCA”) in connection with the commercialization of Namenda XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by a named individual, Zachary Silbersher, asserting rights of the Federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and the Company became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and the Company covering Namenda XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of Namenda XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in an artificially high price being charged to government payors. The Company’s patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages “under the federal FCA and most of the State FCAs,” and “statutory penalties that can be assessed for each false claim.”
The federal and state governments have declined to intervene in this action. To the Company’s knowledge, the individual plaintiff is pursuing the lawsuit in his individual capacity. The Company believes it has strong factual and legal defenses and intends to defend itself vigorously. We are in the early stages of this litigation.
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
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.7 million and $4.8 million for the three months ended March 31, 2019, and March 31, 2018, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of

GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of March 31, 2019 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 14.3%.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	March 31, 2019	December 31, 2018
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(74,529)	(78,261)
Less: Payments made	(4,283)	(2,618)
Carrying value of loans payable	$121,188	$119,121
Less: Current portion of long-term debt	(1,527)	(1,664)
Non-current portion of long-term debt	$119,661	$117,457
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $100.6 million as of March 31, 2019. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of March 31, 2019, no shares have been sold under the Sales Agreement.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	March 31, 2019	December 31, 2018
Common stock awards issued and outstanding	6,548,752	5,949,436
Authorized for future issuance under 2014 Equity Incentive Plan	2,340,730	1,814,179
Authorized for future issuance under 2016 Inducement Plan	848,326	512,440
Employee stock purchase plan	1,121,449	847,105
Total	10,859,257	9,123,160
11.     STOCK-BASED COMPENSATION
Stock Compensation Plans
In January 2019, the common stock available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) automatically increased by 4% of the total number of shares of the Company’s capital stock outstanding on December 31, 2018, or 1,097,374 shares.
In March 2016, the Company’s board of directors approved the 2016 Inducement Plan (the “Inducement Plan”) under which 450,000 shares of the Company’s common stock were made available for issuance. In each of January 2017, November 2017, and March 2019, an amendment to the Inducement Plan was approved to increase the number of shares available for issuance an additional 450,000 shares, for a total of 1,350,000, resulting in a total of 1,800,000 shares of common stock issuable under the Inducement Plan.
Employee Stock Purchase Plan
In January 2019, the common stock available for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”) automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2018, or 274,344 shares.
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$590	$772
Selling, general and administrative	2,794	2,969
Total stock-based compensation expense	$3,384	$3,741
Stock-based compensation of $26,000 and $49,000 was capitalized into inventory for the three months ended March 31, 2019 and March 31, 2018. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

12.     NET LOSS PER SHARE
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

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	5,741	5,753
Restricted stock units	808	512
Total	6,549	6,265

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
Overview
At Adamas Pharmaceuticals, Inc., we are pioneering time-dependent medicines to meaningfully enhance the daily living experience of those affected by CNS disorders. Our vision is to create a world in which time-dependent medicines are the standard of care for CNS disorders. With one partnered product (a commercial medicine), an approved medicine in Parkinson’s disease, and an on-going Phase 3 study in walking impairment in patients with multiple sclerosis, we believe we are well on our way. Our therapeutic targets include a broad range of neurologic diseases, including Parkinson’s disease, Alzheimer’s disease, and multiple sclerosis.
Our treatment innovations stem from a deep scientific understanding of time-dependent biology – the deliberate mapping of disease patterns and drug activity – along with a goal to meaningfully increase the efficacy of known molecules without compromising tolerability. This approach is designed to ensure that our medicines fit within, rather than define, people’s daily lives. Our goal is to lessen the burden of chronic CNS disorders on patients, caregivers and society.
Our understanding of time-dependent biological processes informs our every innovation targeting advancements in treatment of CNS disorders. Our expanding portfolio includes:
Approved Product:

•
GOCOVRI® (amantadine) extended release capsules, formerly referred to as ADS-5102, is the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. It is also the only medicine clinically proven to reduce both dyskinesia and OFF in that population. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections out to 2034, and we fully launched GOCOVRI with a deployed sales force in January 2018.

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

Consistent with our 2019 corporate focus on the commercialization of GOCOVRI and the results in our Phase 3 program investigating ADS-5102 in walking impairment in patients with multiple sclerosis due in the later part of 2019, we are deferring additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy.

Products in our wholly-owned, non-partnered portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by orphan exclusivity until August 2024 and additional patent protections through 2034.
Financial operations overview
Summary
As of March 31, 2019, we had cash, cash equivalents, and available-for-sale securities of $190.6 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. As of March 31, 2019, we had an accumulated deficit of $372.4 million.
Prior to 2018, we raised an aggregate of approximately $202.3 million in sales of equity securities and borrowed a total of $100.0 million under a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”). In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of March 31, 2019, we have not sold any shares under the sales agreement. In January 2018, we raised $134.3 million in net proceeds from the sale of 3,450,000 shares of common stock in a follow-on public offering.
Revenue
Product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We began commercial sales of GOCOVRI in the fourth quarter of 2017, and initiated the full commercial launch via the deployment of our sales team in January 2018.
Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from payments under our license agreement with Allergan for non-refundable upfront license payments, milestone payments, and reimbursements for research and development expenses for full-time equivalents employees assigned to the license agreement. There are no further milestone payments to be earned under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to the license agreement to be inconsequential in future periods. Beginning in May 2020, we are entitled to receive tiered royalties from Allergan in the low to mid-teens, as a percent of net sales of Namzaric in the United States.
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

•	expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•	expenses related to establishment and validation of manufacturing capabilities for commercial supply;

•	expenses related to the buildup of commercial supply to support commercial launch, prior to FDA approval;

•	expenses related to compliance with regulatory requirements;

•	other consulting fees paid to third parties; and

•	employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
GOCOVRI(1)	$7,042	$5,582	$1,460
ADS-4101	1,458	937	521
Other research and development expenses	1,714	669	1,045
Total research and development expenses	$10,214	$7,188	$3,026

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
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We anticipate incurring significant research and development expenses as we continue to support: clinical trials for ADS-5102 (GOCOVRI) in indications beyond dyskinesia in patients with Parkinson’s disease, including but not limited to: walking impairment in patients with multiple sclerosis, or MS Walking, and other indications. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors, including but not limited to, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability, and commercial viability. Furthermore, in the past we have entered into licensing arrangements with other pharmaceutical companies to develop and commercialize our product candidates, and we may enter into additional licensing arrangements or collaborations in the future. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future licensing or collaboration arrangements or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have not changed from those as reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018, except for our adoption, effective January 1, 2019, of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). See “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here, for a description our adoption of this accounting standard.
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated from quarter to quarter and year to year and are likely to continue to do so in the future. The approximate number of total prescriptions in the fourth quarter of 2018, were 5,700, and 5,820 in the first quarter of 2019. In addition during the first quarter, there were a number of seasonal factors that impact all pharmaceutical companies that affected our results, including new year coverage and plan changes with deductible resets, and the Medicare Part D “donut hole”. In addition, our new free drug trial program, which is intended to benefit the amount of total prescriptions for the year, in the near term is reducing paid prescriptions and quarterly revenue and could continue to do so in subsequent quarters.

Comparison of the three months ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
Product sales	$11,665	$2,553	$9,112	357%
Cost of product sales	413	25	388	NM
Research and development expenses	10,214	7,188	3,026	42%
Selling, general and administrative expenses, net	27,688	26,363	1,325	5%
Interest and other income, net	723	878	(155)	(18)%
Interest expense	3,731	4,826	(1,095)	(23)%
NM – Not meaningful.
Product sales
Product sales increased by $9.1 million to $11.7 million for the three months ended March 31, 2019 from $2.6 million for the three months ended March 31, 2018, due to growth in sales of GOCOVRI since its launch, in addition to a 7.7% price increase that went into effect in January 2019.
Cost of product sales
Cost of product sales increased by $0.4 million to $0.4 million, or 4% of product sales, for the three months ended March 31, 2019, from $25,000, or 1% of product sales, for the three months ended March 31, 2018. We received regulatory approval for GOCOVRI from the FDA in August 2017. Cost of product sales consists of certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold, in addition to certain distribution and overhead costs. Prior to receiving FDA approval, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory previously expensed to research and development within the next twelve months, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of product sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses increased by $3.0 million, or 42%, to $10.2 million for the three months ended March 31, 2019 from $7.2 million for the three months ended March 31, 2018. The increase in research and development expenses was mainly attributable to our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. We also incurred increased costs related to activity for ADS-4101 for the treatment of partial onset seizures in patients with epilepsy, in addition to increased costs related to early stage programs. The increase was offset in part by decreased costs associated with GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI. Included in research and development expenses was stock-based compensation expense, which was $0.6 million for the three months ended March 31, 2019 compared to $0.8 million for the three months ended March 31, 2018.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $1.3 million, or 5%, to $27.7 million for the three months ended March 31, 2019 from $26.4 million for the three months ended March 31, 2018, primarily due to an increase of $1.0 million for personnel related costs, including $0.2 million for stock-based compensation expense, mainly due to additional headcount; and a $0.3 million increase for expenses including GOCOVRI promotional costs, market research, legal fees to defend our intellectual property, and other professional services.
Interest and other income, net
Interest and other income, net, for the three months ended March 31, 2019 was $0.7 million, compared to $0.9 million for the three months ended March 31, 2018. The decrease in interest and other income, net, for three months ended March 31, 2019, was primarily due to a change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCRP.
Interest expense
Interest expense decreased by $1.1 million, or 23%, to $3.7 million for the three months ended March 31, 2019, compared to $4.8 million in the three months ended March 31, 2018, mainly related to a lower estimated effective interest rate for the three months ended March 31, 2019.
Liquidity and Capital Resources
Since January 1, 2018, we have funded our operations primarily through sales of our common stock, our Royalty-Backed Loan with HCRP, and sales of GOCOVRI. In January 2018, we completed a follow-on public offering of our common stock from which proceeds raised were approximately $134.3 million, net of underwriting discounts, commissions, and offering-related transaction costs.
In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of March 31, 2019, no shares had been sold under the sales agreement.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $190.6 million and $210.9 million at March 31, 2019 and December 31, 2018, respectively.
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
We expect to incur substantial expenses and operating losses for the foreseeable future. We expect to continue significant spending in connection with the commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, as well as the development of ADS-5102 for walking impairment in patients with multiple sclerosis, and potential development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(20,917)	$(24,799)
Investing activities	23,182	(150,598)
Financing activities	66	135,023
Net increase (decrease) in cash and cash equivalents	$2,331	$(40,374)

Net Cash Used In Operating Activities
Net cash used in operating activities was $20.9 million for the three months ended March 31, 2019. Net loss of $29.7 million for the three months ended March 31, 2019, included net non-cash adjustments of $7.2 million, which consisted primarily of stock-based compensation of $3.4 million and interest expense of $3.7 million. The use of cash for the three months ended March 31, 2019 was primarily related to commercialization activities for GOCOVRI. Additionally, we used cash to fund research and development programs, including the development of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis and ADS-4101 for indications in epilepsy.
Net cash used in operating activities was $24.8 million for the three months ended March 31, 2018. Net loss of $35.0 million for the three months ended March 31, 2018, included net non-cash adjustments of $8.9 million, which consisted primarily of stock-based compensation of $3.7 million and non-cash interest expense of $4.8 million. The use of cash for the three months ended March 31, 2018, was primarily related to commercialization activities for GOCOVRI. Additionally, we used cash to fund research and development programs, including the development of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $23.2 million for the three months ended March 31, 2019 mainly as a result of net maturities of available-for-sale securities.
Net cash used in investing activities was $150.6 million for the three months ended March 31, 2018, as a result of net purchases of available-for-sale securities of $150.1 million and purchases of property and equipment of $0.5 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2019 as a result of net cash proceeds from the exercise of stock options.
Net cash provided by financing activities was $135.0 million for the three months ended March 31, 2018. In the three months ended March 31, 2018, we received net cash proceeds of $134.3 million, inclusive of $0.1 million of offering costs recorded in accounts payable, related to the sale of common stock under a follow-on public offering; in addition, we received $0.6 million related to the exercise of stock options.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 4, 2019. There have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the three months ended March 31, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of Topic 842. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Litigation and Other Legal Proceedings in “Note 8 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited),” which information is incorporated by reference here.
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
Risks related to the commercialization of GOCOVRI® (amantadine) extended release capsules (formerly ADS-5102)
Our success depends heavily on the success of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. To the extent GOCOVRI is not commercially successful, our business, financial condition and results of operations will be materially harmed.
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
If we are unable to recruit and retain experienced commercial personnel, our business will be substantially harmed.
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
The commercialization of pharmaceutical products is highly competitive, and we face substantial competition with respect to GOCOVRI. For example, although GOCOVRI is the first and only FDA-approved medicine for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we face competition from various branded and generic drugs approved for the treatment of Parkinson’s disease that physicians either have historically used or may use in attempt to manage dyskinesia. If approved, we will also face competition from investigational drugs in late stage development for the treatment of Parkinson’s disease, and may also face competition from drugs currently in development for dyskinesia in Parkinson’s disease or for Parkinson’s disease from a number of pharmaceutical companies .
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
The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to GOCOVRI or products with which it competes, our business would be materially harmed. Furthermore, even if ultimately successful, ANDA litigation can take several years and is generally time-consuming and costly. Such litigation has been commenced by us to enforce certain patents related to GOCOVRI. See Litigation and Other Legal Proceedings in “Note 8 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” for more information.

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
We have invested a significant portion of our efforts and financial resources into the development and potential commercialization of our product candidates, including ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, and potentially other indications. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and commercialization of our product candidates. The success of our product candidates will depend on numerous factors, including:

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
There are risks associated with pursuing clinical trials in other indications for ADS-5102 (GOCOVRI) and other product candidates, as we may experience numerous unforeseen events during, or as a result of clinical studies that could harm our ability to commercialize such products and candidates or to receive regulatory approval, including that:

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
We may decide to seek marketing authorizations on our own or with a partner to commercialize GOCOVRI and other future product candidates outside of the United States. To market our future products in the European Union, or EU, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
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
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was passed, which has substantially changed how healthcare is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. Details of changes under the PPACA are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2018 Annual Report on Form 10-K.
Some of the provisions of the PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that was repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. Moreover, in July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully implemented in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.
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
Also, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Further, on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Further, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.

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
Our ability to commercialize our products successfully, and to attract commercialization partners for our products, will depend in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Details of these considerations are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2018 Annual Report on Form 10-K.
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
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. Moreover, the requirements governing drug pricing and reimbursement vary widely from country to country. For example, in the European Union the main legal instrument at the European Union level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure the transparency of measures established by European Union countries to control the pricing and reimbursement of medicinal products. It defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the European Union’s Internal Market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual European Union member states, except as far as is necessary to achieve the level of transparency required by the Price Transparency Directive. The national authorities of the individual European Union member states are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Some individual European Union member states adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other European Union member states adopt a system of reference pricing, basing the price or reimbursement level in their territory either, on the pricing and reimbursement levels in other countries, or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some European Union member states impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.
Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures, and most European Union member states now have an HTA system. The HTA process in the European Union member states is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the national healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA may influence the pricing and reimbursement status for specific medicinal products within individual European Union member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product vary between the European Union member states.
In 2011, Directive 2011/24/EU was adopted at European Union level. This Directive concerns the application of patients’ rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the European Union. Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the cooperation between national authorities or bodies and the exchange of information concerning HTAs. This could lead to greater harmonization between European Union member states of the criteria taken into account in the conduct of HTA in pricing and reimbursement decisions.
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
The PPACA made significant changes to the Medicaid Drug Rebate program, as discussed under the heading “Other healthcare regulations” in Part I, Item 1, of our 2018 Annual Report on Form 10-K. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the PPACA. These regulations became effective on April 1, 2016. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may increase our costs and the complexity of compliance and could have a material adverse effect on our results of operations if we participate in the Medicaid Drug Rebate Program if and when we successfully commercialize any of our product candidates.
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
In order to be eligible to have any of our product candidates that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs, or VA, Department of Defense, Public Health Service, and Coast Guard, referred to collectively as the Big Four agencies, and certain federal grantees, we are required to participate in the VA Federal Supply Schedule, or FSS, pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make any of our product candidates that we successfully commercialize that meet the statutory definition of “covered drug” (biologics and single and innovator multiple source drugs) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price, or FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price,” or Non-FAMP, which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.
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
In the EU, the General Data Protection Regulation (GDPR) took effect on May 25, 2018, introducing sweeping new data protection requirements that carry potential fines of up to the greater of 20 million Euros or 4% of annual global revenue. The GDPR introduces strict requirements for processing personal data, including potentially burdensome documentation requirements, more stringent requirements for obtaining valid consent (where applicable), obligations to honor expanded rights of individuals to control the use and retention of their personal data, and requirements to notify regulators and affected individuals of certain personal data breaches. The GDPR also imposes heightened restrictions on processing of special categories of personal data, such as health and genetic personal data. In addition, the GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, they are subject to pending legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal data of Europeans outside of Europe and adversely impact our business. The GDPR will increase our responsibility and potential liability in relation to personal data that we process, expose us to substantial potential fines in the event of violations, increase our compliance costs and could restrict our operations in Europe.

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
Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property for GOCOVRI, our partnered products, and our product candidates. To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming. For example, on February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against us in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of our patents. For further information, see Litigation and Other Legal Proceedings in “Note 8 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”.
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
We and Allergan have been involved in various ANDA litigations to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namzaric to the market. See Litigation and Other Legal Proceedings in “Note 8 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:

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
We are the subject of litigation claiming violation of Federal and state false claims acts in connection with the commercialization of Namenda XR and Namzaric by Allergan, which may have a material and negative impact on our business.
On April 1, 2019, we were served with a complaint against us and several Allergan entities alleging violations of Federal and state false claims acts (“FCA”) in connection with the commercialization of Namenda XR and Namzaric by Allergan, as further described in Litigation and Other Legal Proceedings in “Note 8 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”. The complaint alleges that patents held by Allergan and us covering Namenda XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of Namenda XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. We are in the early stages of this litigation. Defending this litigation may be costly, divert time and attention of our management from the conduct of our business, and if we are unable to prevail in this litigation it may result in substantial damages, each of which could have a material and negative impact on our business.
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. In May 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of March 31, 2019, we have not made any sales under this facility. As of March 31, 2019, we had approximately $190.6 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
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
As of March 31, 2019, we had 154 full-time equivalent employees. Over the next several years, we expect to experience growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

10.1	Adamas Pharmaceuticals, Inc. Amended and Restated 2016 Inducement Plan.	10-K	333-194342	10.7	3/4/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	May 9, 2019	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Chief Financial Officer
(Principal Financial Officer)