Form 10-Q
period 2019-06-30
Adamas Pharmaceuticals Inc
filed 2019-08-08
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2019, was 27,771,115.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$62,737	$56,605
Available-for-sale securities	105,910	154,265
Accounts receivable, net	6,411	5,511
Inventory	5,653	5,121
Prepaid expenses and other current assets	6,296	6,871
Total current assets	187,007	228,373
Property and equipment, net	2,971	3,652
Operating lease right-of-use assets	7,592	—
Prepaid expenses and other non-current assets	2,661	2,789
Total assets	$200,231	$234,814
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,351	$6,570
Accrued liabilities	16,258	15,530
Current portion of long-term debt	1,585	1,664
Other current liabilities	1,523	512
Total current liabilities	25,717	24,276
Long-term debt	121,943	117,457
Long-term portion of operating lease liabilities	8,367	—
Other non-current liabilities	1,501	3,196
Total liabilities	157,528	144,929
Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 27,710,207 and 27,434,358 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	439,795	432,815
Accumulated other comprehensive gain (loss)	103	(264)
Accumulated deficit	(397,227)	(342,698)
Total stockholders’ equity	42,703	89,885
Total liabilities and stockholders’ equity	$200,231	$234,814
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$12,691	$7,565	$24,356	$10,118
Costs and operating expenses:
Cost of product sales	685	73	1,098	98
Research and development	8,598	9,806	18,812	16,994
Selling, general and administrative, net	25,216	27,699	52,904	54,062
Total costs and operating expenses	34,499	37,578	72,814	71,154
Loss from operations	(21,808)	(30,013)	(48,458)	(61,036)
Interest and other income, net	734	1,132	1,457	2,010
Interest expense	(3,797)	(5,112)	(7,528)	(9,938)
Net loss	$(24,871)	$(33,993)	$(54,529)	$(68,964)
Net loss per share, basic and diluted	$(0.90)	$(1.26)	$(1.98)	$(2.61)
Weighted average shares used in computing net loss per share, basic and diluted	27,579	27,040	27,516	26,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(24,871)	$(33,993)	$(54,529)	$(68,964)
Unrealized gain (loss) on available-for-sale securities	137	(62)	367	(258)
Comprehensive loss	$(24,734)	$(34,055)	$(54,162)	$(69,222)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	23,320,551	$28	$277,964	$(167)	$(211,699)	$66,126
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	3,450,000	4	134,260	—	—	134,264
Exercise of stock options	136,154	—	590	—	—	590
Restricted stock units vested	51,309	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	(196)	—	(196)
Stock-based compensation	—	—	3,790	—	—	3,790
Net loss	—	—	—	—	(34,971)	(34,971)
Balances at March 31, 2018	26,958,014	32	416,604	(363)	(246,670)	169,603
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	—	—	4	—	—	4
Exercise of stock options	169,124	—	1,943	—	—	1,943
Restricted stock units vested	22,687	—	—	—	—	—
Stock issued under employee stock purchase plan	34,618	—	843	—	—	843
Net unrealized loss on available-for-sale securities	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	4,222	—	—	4,222
Net loss	—	—	—	—	(33,993)	(33,993)
Balances at June 30, 2018	27,184,443	$32	$423,616	$(425)	$(280,663)	$142,560

Balances at December 31, 2018	27,434,358	$32	$432,815	$(264)	$(342,698)	$89,885
Exercise of stock options	18,230	—	49	—	—	49
Restricted stock units vested	67,391	—	—	—	—	—
Net unrealized gain on available-for-sale securities	—	—	—	230	—	230
Stock-based compensation	—	—	3,410	—	—	3,410
Net loss	—	—	—	—	(29,658)	(29,658)
Balances at March 31, 2019	27,519,979	32	436,274	(34)	(372,356)	63,916
Exercise of stock options	65,064	—	99	—	—	99
Restricted stock units vested	12,860	—	—	—	—	—
Stock issued under employee stock purchase plan	112,304	—	449	—	—	449
Net unrealized gain on available-for-sale securities	—	—	—	137	—	137
Stock-based compensation	—	—	2,973	—	—	2,973
Net loss	—	—	—	—	(24,871)	(24,871)
Balances at June 30, 2019	27,710,207	$32	$439,795	$103	$(397,227)	$42,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(54,529)	$(68,964)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	692	734
Stock-based compensation	6,323	7,890
Accretion of interest expense	7,528	9,938
Change in fair value of embedded derivative liability	149	44
Net accretion of discounts and amortization of premiums of available-for-sale securities	(675)	(344)
Changes in assets and liabilities
Accrued interest of available-for-sale securities	54	(234)
Accounts receivable, net	(900)	(3,045)
Inventory	(524)	(1,726)
Prepaid expenses and other assets	619	(4,979)
Operating lease right-of-use assets	413	—
Accounts payable	(253)	3,861
Current portion of long-term debt	(3,121)	(308)
Long-term portion of operating lease liabilities	(482)	—
Accrued liabilities and other liabilities	899	(250)
Net cash used in operating activities	(43,807)	(57,383)
Cash flows from investing activities
Purchases of property and equipment	(18)	(497)
Purchases of available-for-sale securities	(38,657)	(183,796)
Maturities of available-for-sale securities	88,000	53,560
Net cash provided by (used in) investing activities	49,325	(130,733)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	—	134,268
Proceeds from issuance of common stock upon exercise of stock options	165	2,293
Proceeds from employee stock purchase plan	449	843
Net cash provided by financing activities	614	137,404
Net increase (decrease) in cash and cash equivalents	6,132	(50,712)
Cash and cash equivalents at beginning of period	56,605	91,316
Cash and cash equivalents at end of period	$62,737	$40,604
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$8,005	$—
Purchases of inventory in accounts payable and accrued expenses	$141	$236
Property and equipment in accounts payable and accrued expense	$—	$10
Stock-based compensation capitalized in inventory	$60	$122
Stock option exercise settled after period end	$—	$240
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

Leases
The Company determines if an arrangement is, or contains, a lease at inception. An arrangement is, or contains, a lease if it conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s arrangements determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term and any amounts probable of being owed under a residual value guarantee (if applicable). In determining the incremental borrowing rate used to calculate the present value of lease payments, the Company uses the interest rate specified in the lease. If the rate is not readily determinable, which is generally the case for the Company, the Company uses its incremental borrowing rate based on the information available at the commencement date. The operating lease ROU assets also include any lease payments made (including any prepaid rents and initial direct costs) and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense for lease payments is recognized on a straight-line basis over the expected lease term. The Company has lease agreements with lease components and non-lease components. For its facility and office equipment lease, the Company accounts for the lease and non-lease components separately. For its vehicle leases, the Company elected the practical expedient to not separate lease components, such as base rent payments, and non-lease components, such as interest, and also applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities, given the volume of individual leases involved in the overall arrangement.
Reclassification
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The authoritative guidance significantly amends the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to recognize a cumulative-effect adjustment from the application of ASU 2016-02 to the opening balance of retained earnings in the period of adoption. Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective method as of January 1, 2019 and will not restate comparative periods. The Company elected the optional package of practical expedients, which allowed the Company to not reassess: (i) whether any expired or existing contracts are considered or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, including a policy to not separate lease and non-lease components, which the Company did not elect for its facility and office equipment lease. The adjustments due to the adoption of Topic 842 primarily related to the recognition of an operating lease right-of-use asset and operating lease liability for the lease. The impact on the condensed consolidated balance sheet as of January 1, 2019, was as follows (in thousands):

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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments; in November 2018 the FASB issued a subsequent amendment ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; in April 2019 the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; and in May 2019 the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief . The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$16,089	$16,089	$—	$—
Corporate debt	12,989	—	12,989	—
U.S. Treasury securities	87,951	—	87,951	—
Commercial paper	4,970	—	4,970	—
Total assets measured at fair value	$121,999	$16,089	$105,910	$—
Liabilities:
Embedded derivative liability	$1,501	$—	$—	$1,501
Total liabilities measured at fair value	$1,501	$—	$—	$1,501

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$17,789	$17,789	$—	$—
Corporate debt	19,792	—	19,792	—
U.S. Treasury securities	131,512	—	131,512	—
Commercial paper	2,961	—	2,961	—
Total assets measured at fair value	$172,054	$17,789	$154,265	$—
Liabilities:
Embedded derivative liability	$1,352	$—	$—	$1,352
Total liabilities measured at fair value	$1,352	$—	$—	$1,352
Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
Corporate debt, U.S. Treasury securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The Company classified an embedded derivative related to the Royalty-Backed Loan as a Level 3 liability.
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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2018	$1,352
Change in fair value included in interest and other income, net	149
Balance as of June 30, 2019	$1,501
There were no transfers between any of the levels of the fair value hierarchy during the three and six months ended June 30, 2019.
4.     INVESTMENTS
The Company’s investments consist of corporate debt, U.S. Treasury securities, and commercial paper classified as available-for-sale securities.
The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt, U.S. Treasury securities, and commercial paper. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses are reclassified from other comprehensive loss to other income on the condensed consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities. Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$12,965	$24	$—	$12,989
U.S. Treasury securities	87,872	80	(1)	87,951
Commercial paper	4,970	—	—	4,970
Total	$105,807	$104	$(1)	$105,910
Reported as:
Short-term investments	$105,807	$104	$(1)	$105,910
Long-term investments	—	—	—	—
Total	$105,807	$104	$(1)	$105,910

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$19,833	$—	$(41)	$19,792
U.S. Treasury securities	131,735	10	(233)	131,512
Commercial paper	2,961	—	—	2,961
Total	$154,529	$10	$(274)	$154,265
Reported as:
Short-term investments	$154,529	$10	$(274)	$154,265
Long-term investments	—	—	—	—
Total	$154,529	$10	$(274)	$154,265

Short-term investments include accrued interest of $0.4 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively. The Company has not incurred any realized gains or losses on investments for the three and six months ended June 30, 2019 and 2018. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. The Company had no investments with a maturity date greater than 12 months as of June 30, 2019 and December 31, 2018. All investments with unrealized losses at June 30, 2019 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$1,291	$1,330
Work-in-process	1,227	2,174
Finished goods	3,135	1,617
Total inventory	$5,653	$5,121
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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three and six months ended June 30, 2019 and 2018, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR; however, Allergan’s obligation to pay royalties for any product covered by the license is eliminated in any quarter where there is significant competition from generics. Beginning in May 2020, the Company will be entitled to receive royalties at rates in the low to mid-teens from Allergan for sales of Namzaric in the United States. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product. Beginning in June 2018, the Company was entitled to receive royalties at rates in the low to mid-single digits for sales of Namenda XR in the United States. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.
7.     LEASES
Lease Commitments
The Company performed an evaluation of its contracts in accordance with Topic 842 and determined that, except for its facility, vehicle, and office equipment leases, described below, none of its other contracts contain a lease. The Company evaluated all its leases and determined they were operating leases.

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
In March 2019, the Company entered into a three-year vehicle lease agreement, pursuant to which it currently leases 19 vehicles. Delivery of the vehicles commenced during the second quarter of 2019 and the Company expects to complete delivery of the remainder vehicles during the fourth quarter of 2019. The term for each leased vehicle commences upon the delivery of the vehicle and is for a period of 12 months, with renewal terms at the Company’s discretion that can extend the lease term up to 50 months.
As of June 30, 2019, other than described above, the Company did not have additional operating leases that have not yet commenced.
Supplemental balance sheet information related to operating leases were as follows (in thousands):

June 30, 2019
Assets
Operating lease right-of-use assets	$7,592
Total right-of-use assets	$7,592
Liabilities
Current portion included in other current liabilities	$1,229
Long-term portion of operating lease liabilities	8,367
Total operating lease liabilities	$9,596
The components of lease costs, which were included in selling, general and administrative, net in its condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$472	$930
Variable lease cost	28	56
Total lease cost	$500	$986
As of June 30, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Operating leases (1)
2019 (remaining)	$1,091
2020	2,220
2021	2,242
2022	2,181
2023	2,181
Thereafter	3,011
Total lease payments	12,926
Less: Imputed interest	(3,330)
Operating lease liabilities	$9,596

(1)	The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced of approximately $1.1 million.

As of June 30, 2019, the weighted average remaining lease term is 5.7 years and the weighted average operating discount rate used to determine the operating lease liability was 10.8%.
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
Indemnification
In accordance with the Company’s amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. The Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for claims. In addition, in the normal course of business, the Company enters into contracts and agreements that may contain a variety of representations and warranties and provide for general indemnifications. For example, the Company provided certain indemnifications to its agents and underwriters as part of the Company’s January 2018 underwritten secondary public offering of common stock. Underwriters have now made a claim to such indemnifications in conjunction with the ongoing litigation involving that transaction.

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
On February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against the Company in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets do not infringe certain of the Company’s patents. On September 20, 2018, the Company filed its first amended answer including infringement counterclaims against Osmotica asserting Osmotica has infringed nine Company patents under 35 U.S.C. §§ 271(a), (b), and/or (c) and 35 U.S.C. § 271(e)(2)(A) and seeking various forms of relief, including damages, treble damages, injunctive relief, and an order pursuant to 35 U.S.C. § 271(e)(4)(A) that the effective date of any approval of Osmotica’s NDA for Osmolex ER™ be a date that is not earlier than the latest expiration date of the Company patents involved in the lawsuit. This action is ongoing, but was stayed on May 23, 2019 at the parties’ joint request.
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
On April 1, 2019, the Company was served with a complaint filed in the United States District Court for the Northern District of California (Case No. 3:18-cv-03018-JCS) against the Company and several Allergan entities alleging violations of Federal and state false claims acts (“FCA”) in connection with the commercialization of Namenda XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by a named individual, Zachary Silbersher, asserting rights of the Federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and the Company became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and the Company covering Namenda XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of Namenda XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in an artificially high price being charged to government payors. The Company’s patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages “under the federal FCA and most of the State FCAs,” and “statutory penalties that can be assessed for each false claim.” This action is ongoing.
The federal and state governments have declined to intervene in this action. To the Company’s knowledge, the individual plaintiff is pursuing the lawsuit in his individual capacity. The Company believes it has strong factual and legal defenses and intends to defend itself vigorously. The Company is in the early stages of this litigation.
On May 13, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed in California Superior Court for the County of Alameda (Case No. RG1901875), naming as defendants the Company and certain of the Company’s current and former directors and officers. Other similar cases may be filed in the future. The lawsuit alleges violations of the Securities Exchange Act of 1933 by the Company and certain of the Company’s current and former directors and officers for allegedly making false statements and omissions in the registration statement and prospectus filed by the Company in connection with our January 24, 2018, secondary public offering of common stock. The Plaintiffs seek unspecified monetary damages and other relief. This action is ongoing. The Company believes it has strong factual and legal defenses and intends to defend itself vigorously.
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
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.8 million and $7.5 million for the three and six months ended June 30, 2019, respectively, and $5.1 million and $9.9 million for the three and six months ended June 30, 2018, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of June 30, 2019 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 14.3%.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	June 30, 2019	December 31, 2018
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(70,733)	(78,261)
Less: Payments made	(5,739)	(2,618)
Carrying value of loans payable	$123,528	$119,121
Less: Current portion of long-term debt	(1,585)	(1,664)
Non-current portion of long-term debt	$121,943	$117,457
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $106.6 million as of June 30, 2019. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
There are no contractual minimum principal payments due until the loan matures in December 2026 as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan on U.S. net sales of Namzaric.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of June 30, 2019, no shares have been sold under the Sales Agreement.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	June 30, 2019	December 31, 2018
Common stock awards issued and outstanding	6,616,103	5,949,436
Authorized for future issuance under 2014 Equity Incentive Plan	2,292,103	1,814,179
Authorized for future issuance under 2016 Inducement Plan	751,678	512,440
Employee stock purchase plan	1,009,145	847,105
Total	10,669,029	9,123,160
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
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$563	$717	$1,153	$1,489
Selling, general and administrative	2,376	3,432	5,170	6,401
Total stock-based compensation expense	$2,939	$4,149	$6,323	$7,890
Stock-based compensation of $34,000 and $60,000 was capitalized into inventory for the three and six months ended June 30, 2019, respectively, and $73,000 and $122,000 for the three and six months ended June 30, 2018, respectively. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

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

	Three and Six Months Ended June 30,
	2019	2018
Options to purchase common stock	5,716	5,659
Restricted stock units	900	476
Total	6,616	6,135

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
Overview
At Adamas Pharmaceuticals, Inc., we are pioneering time-dependent medicines to meaningfully enhance the daily living experience of those affected by CNS disorders. Our vision is to create a world in which time-dependent medicines are the standard of care for CNS disorders. With one partnered product (a commercial medicine), an approved medicine in Parkinson’s disease, and an on-going Phase 3 study in walking impairment in patients with multiple sclerosis, we believe we are well on our way. Our therapeutic focus includes a broad range of neurologic diseases, including Parkinson’s disease, Alzheimer’s disease, and multiple sclerosis.
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

Potential Additional Indications for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):

•
ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. We have initiated the first of two pivotal Phase 3 studies in this supplemental indication with enrollment completed and topline results expected late in the fourth quarter of 2019.

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

Consistent with our 2019 corporate focus on the commercialization of GOCOVRI and the results in our Phase 3 program investigating ADS-5102 in walking impairment in patients with multiple sclerosis due in the later part of 2019, we have deferred additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy.

Products in our wholly-owned, non-partnered portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by orphan exclusivity until August 2024 and additional patent protections through 2034.
Financial operations overview
Summary
As of June 30, 2019, we had cash, cash equivalents, and available-for-sale securities of $168.6 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. As of June 30, 2019, we had an accumulated deficit of $397.2 million.
In January 2018, we raised $134.3 million in net proceeds from the sale of 3,450,000 shares of common stock in a follow-on public offering. Prior to 2018, we raised an aggregate of approximately $202.3 million in sales of equity securities and borrowed a total of $100.0 million under a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”). In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2019, we have not sold any shares under the sales agreement.
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
The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018
GOCOVRI(1)	$6,234	$7,107	$(873)	$13,276	$12,689	$587
ADS-4101(2)	1,001	1,426	(425)	2,459	2,363	96
Other research and development expenses	1,363	1,273	90	3,077	1,942	1,135
Total research and development expenses	$8,598	$9,806	$(1,208)	$18,812	$16,994	$1,818

(1)
Includes program costs we incurred for GOCOVRI (formerly referred to as ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease, and ADS-5102 (GOCOVRI) for additional potential CNS indications, including for the treatment of walking impairment in patients with multiple sclerosis.

(2)	We reduced investments in ADS-4101 in the quarter ended June 30, 2019.
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
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We anticipate incurring significant research and development expenses as we continue to support: clinical trials for ADS-5102 (GOCOVRI) in indications beyond dyskinesia in patients with Parkinson’s disease, including but not limited to: walking impairment in patients with multiple sclerosis, or MS Walking, and other indications. However, due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI and our decision to suspend investment in the development of ADS-4101, our quarterly research and development costs decreased in the quarter ended June 30, 2019, and we expect will continue to remain lower than in the quarter ended March 31, 2019, for at least the remainder of the year.
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
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated from quarter to quarter and year to year and are likely to continue to do so in the future. The approximate number of total paid prescriptions in the first quarter of 2019 was 5,820, and in the second quarter of 2019 was 6,160, an increase of approximately 6% over the preceding quarter. Our new free drug trial program, which is intended to increase the amount of total paid prescriptions over time, in the near term may reduce paid prescriptions and quarterly revenue and could continue to do so in subsequent quarters. After one full quarter of the free drug trial program being in place, the conversion from a free trial to a paid prescription is currently 40-50%.
Comparison of the three and six months ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018			2019	2018
Product sales	$12,691	$7,565	$5,126	68%	$24,356	$10,118	$14,238	141%
Cost of product sales	685	73	612	NM	1,098	98	1,000	NM
Research and development expenses	8,598	9,806	(1,208)	(12)%	18,812	16,994	1,818	11%
Selling, general and administrative expenses, net	25,216	27,699	(2,483)	(9)%	52,904	54,062	(1,158)	(2)%
Interest and other income, net	734	1,132	(398)	(35)%	1,457	2,010	(553)	(28)%
Interest expense	3,797	5,112	(1,315)	(26)%	7,528	9,938	(2,410)	(24)%
NM – Not meaningful.
Product sales
Product sales increased by $5.1 million to $12.7 million for the three months ended June 30, 2019, from $7.6 million for the three months ended June 30, 2018, and increased by $14.2 million to $24.4 million for the six months ended June 30, 2019, from $10.1 million for the six months ended June 30, 2018. The increase in both periods was due to growth in sales of GOCOVRI since its launch, in addition to a 7.7% price increase that went into effect in January 2019.
Cost of product sales
Cost of product sales increased by $0.6 million to $0.7 million, or 5% of product sales, for the three months ended June 30, 2019, from $73,000, or 1% of product sales, for the three months ended June 30, 2018, and increased by $1.0 million to $1.1 million, or 5% of product sales for the six months ended June 30, 2019 from $98,000, or 1% of product sales for the six months ended June 30, 2018. We received regulatory approval for GOCOVRI from the FDA in August 2017. Cost of product sales consists of certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold, in addition to certain distribution and overhead costs and for the three and six months ended June 30, 2019, a one-time charge related to amending our agreement with our CMO. Prior to receiving FDA approval, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory previously expensed to research and development within the next twelve months, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of product sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses decreased by $1.2 million, or 12%, to $8.6 million for the three months ended June 30, 2019, from $9.8 million for the three months ended June 30, 2018. The decrease in research and development expenses was mainly attributable to decreased costs associated with GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI in the fourth quarter of 2018, in addition to decreased costs related to the decision during the second quarter of 2019 to defer additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. The decrease was offset in part by increased costs related to activity for our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. Included in research and development expenses was stock-based compensation expense, which was $0.6 million for the three months ended June 30, 2019 compared to $0.7 million for the three months ended June 30, 2018.
Research and development expenses increased by $1.8 million, or 11%, to $18.8 million for the six months ended June 30, 2019, from $17.0 million for the six months ended June 30, 2018. The increase in research and development expenses was mainly attributable to our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, in addition to increased costs related to early stage programs. The increase was offset in part by decreased costs associated with GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI in the fourth quarter of 2018. Included in research and development expenses was stock-based compensation expense, which was $1.2 million for the six months ended June 30, 2019 compared to $1.5 million for the six months ended June 30, 2018.

Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, decreased by $2.5 million, or 9%, to $25.2 million for the three months ended June 30, 2019, from $27.7 million for the three months ended June 30, 2018, primarily due to: a decrease of approximately $3.5 million for GOCOVRI related promotional costs, market research and other external service costs as compared to the same period in the prior year in which we experienced higher costs associated with the full commercial launch of GOCOVRI; in addition to a $1.1 million decrease in stock-based compensation expense. The decrease was offset in part by increased costs for other personnel related expenses of $1.1 million primarily related to certain one-time charges and increased costs of approximately $1.0 million for legal fees to defend our intellectual property, other professional services and general corporate expenses.
Selling, general and administrative expenses, net, decreased by $1.2 million, or 2%, to $52.9 million for the six months ended June 30, 2019, from $54.1 million for the six months ended June 30, 2018, primarily due to: a decrease of approximately $7.2 million for GOCOVRI related promotional costs, market research and other external service costs as compared to the same period in the prior year in which we experienced higher costs associated with the full commercial launch of GOCOVRI; in addition to a $1.2 million decrease in stock-based compensation expense. The decrease was offset in part by increased costs for other personnel related expenses of $2.3 million primarily related to certain one-time charges and increased costs of approximately $4.9 million for legal fees to defend our intellectual property, personnel related costs, other professional services and general corporate expenses.
Interest and other income, net
Interest and other income, net, for the three and six months ended June 30, 2019 was $0.7 million and $1.5 million, respectively, compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2018, respectively. The decrease in interest and other income, net, for both the three and six months ended June 30, 2019, was primarily driven by interest income earned on lower cash and investment balances.
Interest expense
Interest expense was $3.8 million and $7.5 million for the three and six months ended June 30, 2019, respectively, compared to $5.1 million and $9.9 million for the three and six months ended June 30, 2018, respectively. The decrease in interest expense for both the three and six months ended June 30, 2019, was mainly related to a lower estimated effective interest rate on our Royalty-Backed Loan with HCRP.
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
In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2019, no shares had been sold under the sales agreement.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. Our principal sources of liquidity are our cash, cash equivalents, and investments, which totaled $168.6 million and $210.9 million at June 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(43,807)	$(57,383)
Investing activities	49,325	(130,733)
Financing activities	614	137,404
Net increase (decrease) in cash and cash equivalents	$6,132	$(50,712)
Net Cash Used In Operating Activities
Net cash used in operating activities was $43.8 million for the six months ended June 30, 2019 and consisted primarily of our net loss of $54.5 million less non-cash adjustments of $14.0 million mainly for stock-based compensation of $6.3 million and interest expense of $7.5 million, in addition to payments related to our Royalty-Backed Loan with HCRP of $3.1 million.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $49.3 million for the six months ended June 30, 2019, mainly as a result of net maturities of available-for-sale securities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2019, as a result of net cash proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 4, 2019. Other than the following, there have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the six months ended June 30, 2019. In June 2019, we amended our commercial supply agreement with Catalent Pharma Solutions, LLC whereby as consideration for the revision of certain annual minimum requirements for the manufacture of commercial supply of GOCOVRI, we agreed to a one-time charge to be made in two non-refundable, non-cancelable payments. This one-time charge has been included in cost of product sales in our condensed consolidated statement of operations for the three and six months ended June 30, 2019.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have limited experience in marketing, selling and distributing pharmaceutical products. With respect to GOCOVRI in particular, it is the first and only drug approved by the U.S. Food and Drug Administration, or FDA, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications and we have only been marketing and distributing it for under two years. Therefore, none of the members of our commercial team, including our sales force, has ever promoted GOCOVRI prior to its launch in January 2018, and we are continuing to refine our promotional capabilities as well as our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize GOCOVRI. In addition, we are required to expend significant time and resources to market, sell, and distribute GOCOVRI to neurologists and movement disorder specialists in a credible, persuasive, and compliant manner consistent with applicable laws. Our business could be harmed if we are unable to recruit, employ, appropriately train, and retain experienced sales professionals to successfully execute our commercialization strategies and tactics, including educating potential customers about the benefits and risks of GOCOVRI and its proper administration. Moreover, there is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities that we have established will be successful. Specifically, for distribution of GOCOVRI, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If they are unable to perform effectively or if they do not provide efficient distribution of the medicine to patients, our business will suffer.
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
With the August 2017 approval of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we currently are permitted to market or promote it, consistent with the information and data in its approved prescribing information, only for the treatment of dyskinesia and not for other uses. We are developing GOCOVRI for at least one additional indication, treatment of walking impairment in patients with multiple sclerosis, and potentially others. To market and promote GOCOVRI for these additional indications, we will need to conduct additional clinical trials to obtain regulatory approval for such uses that will likely be time-consuming and expensive. Additionally, our current marketing and promotional efforts will be limited to the use of information included in or deemed to be consistent with the approved prescribing information for GOCOVRI for the treatment of dyskinesia, including the clinical data and results reflected in the prescribing information. To use information not consistent with the approved prescribing information will require additional regulatory approvals.
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

Risks related to our product candidates in clinical development
Our success depends on the timely clinical development, approval and successful commercialization of our product candidates, including GOCOVRI for indications in addition to the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. If we are unable to develop any of these with our product candidates or if we experience significant delays in doing so, our business will be materially harmed.
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
Our product candidates will face the same or similar challenges in obtaining FDA approval and in commercialization and manufacturing as GOCOVRI, as outlined above, including but not limited to market acceptance by physicians and patients, coverage and reimbursement by third party payers, and manufacturing issues.
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
We do not own facilities for clinical and commercial manufacturing of GOCOVRI or our product candidates, and we rely upon third-party contract manufacturing organizations to manufacture, serialize and supply drug product for our clinical studies and to meet commercial demand. The manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our commercial supply of GOCOVRI or product candidates in our clinical trials could be jeopardized. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs, harm our ability to gain approval from regulatory authorities, and potentially disrupt patient access to our approved products. These events would substantially harm our business, reputation and stock price.
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
Some of the provisions of the PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that was repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. Moreover, in December 2018, CMS published another final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully operational in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.
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
Also, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has begun soliciting feedback on some of these measures and, at the same time, has implemented others under its existing authority. Further, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.

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
We are subject to ongoing regulatory obligations and regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
The manufacturing, marketing, and further development of GOCOVRI are subject to continual review by the FDA and/or analogous non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates will also be subject to limitations on the indicated uses for which the product may be marketed, and may be subject to requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or analogous non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements with regard to the labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, tracking, recordkeeping, and periodic reporting for our products. Further, we and our contract manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance and maintenance of records and documentation. Regulatory authorities must approve manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Certain changes to the manufacturing processes for our product candidates, if approved, would also be subject to pre-approval by regulatory authorities. In addition, if we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, its manufacturer, or us, including but not limited to requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or applicable non-U.S. regulatory authorities, we could be subject to administrative or other sanctions, including:

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

•
the federal civil and criminal false claims laws, including the federal civil False Claims Act and civil monetary penalties laws, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or knowingly using false records or statements, to obtain payment from the federal government. In recent years, several pharmaceutical and other health care companies have faced enforcement actions under the False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government healthcare programs, providing free product to customers with the expectation that the customers would bill federal programs, product and patient assistance programs, including reimbursement services, and marketing products for off-label or unapproved uses;

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
The PPACA obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, recently initiated the process of updating the agreement with participating manufacturers. The PPACA also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. After implementation delays directed by the Trump Administration, on November 30, 2018, HRSA published its final rule regarding the calculation of 340B ceiling price and imposition of civil monetary penalties on manufacturers for knowingly and intentionally overcharging covered entities, which became effective on January 1, 2019. The issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate, if and when we successfully commercialize any of our product candidates and if we participate in the 340B program. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. In May 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of June 30, 2019, we have not made any sales under this facility. As of June 30, 2019, we had approximately $168.6 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
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
We are and in the future may be subject to securities litigation, which may be expensive and could divert management attention.
Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of this type of litigation and in May 2019 a putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our current and former directors and officers alleging violations of the securities laws by us and certain of our current and former directors and officers in in connection with our January 2018 secondary public offering of common stock. Lawsuits such as this one can be expensive to defend and could divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.
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
As of June 30, 2019, we had 141 full-time equivalent employees. Over the next several years, we expect to experience growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We are a “smaller reporting company” and we cannot be certain whether the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
We are a “smaller reporting company” and, as such, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

10.2	Offer Letter by and between Adamas Pharmaceuticals, Inc. and Vijay Shreedhar, Ph.D., dated May 14, 2019.					X

10.3*	First Amendment to Amended and Restated Commercial Supply Agreement by and between Adamas Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC.					X

10.4	2019 Compensation Arrangements with Executive Officers.	8-K	333-194342	Item 5.02	4/10/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

* Certain portions of this exhibit (indicated by “[*]”) have been omitted as Adamas Pharmaceuticals, Inc. determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Adamas Pharmaceuticals, Inc. if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	August 8, 2019	/s/ Gregory T. Went, Ph.D.
Gregory T. Went, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	/s/ Alfred G. Merriweather
Alfred G. Merriweather
Chief Financial Officer
(Principal Financial Officer)