Form 10-Q
period 2019-09-30
Adamas Pharmaceuticals Inc
filed 2019-11-07
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2019, was 27,857,726.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$71,973	$56,605
Available-for-sale securities	78,267	154,265
Accounts receivable, net	5,536	5,511
Inventory	5,120	5,121
Prepaid expenses and other current assets	6,382	6,871
Total current assets	167,278	228,373
Property and equipment, net	2,705	3,652
Operating lease right-of-use assets	8,215	—
Prepaid expenses and other non-current assets	2,241	2,789
Total assets	$180,439	$234,814
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,775	$6,570
Accrued liabilities	16,007	15,530
Current portion of long-term debt	1,739	1,664
Other current liabilities	1,837	512
Total current liabilities	26,358	24,276
Long-term debt	124,078	117,457
Long-term portion of operating lease liabilities	8,607	—
Other non-current liabilities	1,639	3,196
Total liabilities	160,682	144,929
Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 27,857,726 and 27,434,358 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	444,465	432,815
Accumulated other comprehensive gain (loss)	69	(264)
Accumulated deficit	(424,809)	(342,698)
Total stockholders’ equity	19,757	89,885
Total liabilities and stockholders’ equity	$180,439	$234,814
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$13,933	$10,613	$38,289	$20,731
Costs and operating expenses:
Cost of product sales	929	100	2,027	198
Research and development	6,042	11,709	24,854	28,703
Selling, general and administrative, net	31,180	27,491	84,084	81,553
Total costs and operating expenses	38,151	39,300	110,965	110,454
Loss from operations	(24,218)	(28,687)	(72,676)	(89,723)
Interest and other income, net	512	921	1,969	2,931
Interest expense	(3,876)	(5,386)	(11,404)	(15,324)
Net loss	$(27,582)	$(33,152)	$(82,111)	$(102,116)
Net loss per share, basic and diluted	$(0.99)	$(1.22)	$(2.97)	$(3.82)
Weighted average shares used in computing net loss per share, basic and diluted	27,778	27,266	27,605	26,728
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(27,582)	$(33,152)	$(82,111)	$(102,116)
Unrealized gain (loss) on available-for-sale securities	(34)	(8)	333	(266)
Comprehensive loss	$(27,616)	$(33,160)	$(81,778)	$(102,382)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	23,320,551	$28	$277,964	$(167)	$(211,699)	$66,126
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	3,450,000	4	134,260	—	—	134,264
Exercise of stock options	136,154	—	590	—	—	590
Restricted stock units vested	51,309	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	(196)	—	(196)
Stock-based compensation	—	—	3,790	—	—	3,790
Net loss	—	—	—	—	(34,971)	(34,971)
Balances at March 31, 2018	26,958,014	32	416,604	(363)	(246,670)	169,603
Issuance of common stock in conjunction with Secondary Offering, net of commissions and issuance costs	—	—	4	—	—	4
Exercise of stock options	169,124	—	1,943	—	—	1,943
Restricted stock units vested	22,687	—	—	—	—	—
Stock issued under employee stock purchase plan	34,618	—	843	—	—	843
Net unrealized loss on available-for-sale securities	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	4,222	—	—	4,222
Net loss	—	—	—	—	(33,993)	(33,993)
Balances at June 30, 2018	27,184,443	32	423,616	(425)	(280,663)	142,560
Exercise of stock options	138,176	—	806	—	—	806
Restricted stock units vested	12,914	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	4,190	—	—	4,190
Net loss	—	—	—	—	(33,152)	(33,152)
Balances at September 30, 2018	27,335,533	$32	$428,612	$(433)	$(313,815)	$114,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	27,434,358	$32	$432,815	$(264)	$(342,698)	$89,885
Exercise of stock options	18,230	—	49	—	—	49
Restricted stock units vested	67,391	—	—	—	—	—
Net unrealized gain on available-for-sale securities	—	—	—	230	—	230
Stock-based compensation	—	—	3,410	—	—	3,410
Net loss	—	—	—	—	(29,658)	(29,658)
Balances at March 31, 2019	27,519,979	32	436,274	(34)	(372,356)	63,916
Exercise of stock options	65,064	—	99	—	—	99
Restricted stock units vested	12,860	—	—	—	—	—
Stock issued under employee stock purchase plan	112,304	—	449	—	—	449
Net unrealized gain on available-for-sale securities	—	—	—	137	—	137
Stock-based compensation	—	—	2,973	—	—	2,973
Net loss	—	—	—	—	(24,871)	(24,871)
Balances at June 30, 2019	27,710,207	32	439,795	103	(397,227)	42,703
Exercise of stock options	91,332	—	133	—	—	133
Restricted stock units vested	56,187	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	(34)	—	(34)
Stock-based compensation	—	—	4,537	—	—	4,537
Net loss	—	—	—	—	(27,582)	(27,582)
Balances at September 30, 2019	27,857,726	$32	$444,465	$69	$(424,809)	$19,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(82,111)	$(102,116)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	958	1,095
Stock-based compensation	10,786	12,033
Accretion of interest expense	11,404	15,324
Change in fair value of embedded derivative liability	287	42
Net accretion of discounts and amortization of premiums of available-for-sale securities	(997)	(701)
Loss on disposal of fixed assets	—	122
Provision for write-down of inventory	618	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	223	(174)
Accounts receivable, net	(25)	(4,909)
Inventory	(570)	(4,959)
Prepaid expenses and other assets	953	(3,052)
Operating lease right-of-use assets	681	—
Accounts payable	178	4,678
Current portion of long-term debt	(4,708)	(1,302)
Long-term portion of operating lease liabilities	(791)	—
Accrued liabilities and other liabilities	648	3,301
Net cash used in operating activities	(62,466)	(80,618)
Cash flows from investing activities
Purchases of property and equipment	(18)	(1,677)
Purchases of available-for-sale securities	(56,645)	(184,785)
Maturities of available-for-sale securities	133,750	94,080
Net cash provided by (used in) investing activities	77,087	(92,382)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	—	134,268
Proceeds from issuance of common stock upon exercise of stock options	298	3,339
Proceeds from employee stock purchase plan	449	843
Net cash provided by financing activities	747	138,450
Net increase (decrease) in cash and cash equivalents	15,368	(34,550)
Cash and cash equivalents at beginning of period	56,605	91,316
Cash and cash equivalents at end of period	$71,973	$56,766
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$8,896	$—
Property and equipment in accounts payable and accrued expense	$—	$478
Stock-based compensation capitalized in inventory	$134	$169
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
3.     FAIR VALUE MEASUREMENTS
In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;
•Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For available-for-sale securities, the Company reviews trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and
•Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$20,315	$20,315	$—	$—
Corporate debt	8,050	—	8,050	—
U.S. Treasury securities	70,217	—	70,217	—
Total assets measured at fair value	$98,582	$20,315	$78,267	$—
Liabilities:
Embedded derivative liability	$1,639	$—	$—	$1,639
Total liabilities measured at fair value	$1,639	$—	$—	$1,639

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$17,789	$17,789	$—	$—
Corporate debt	19,792	—	19,792	—
U.S. Treasury securities	131,512	—	131,512	—
Commercial paper	2,961	—	2,961	—
Total assets measured at fair value	$172,054	$17,789	$154,265	$—
Liabilities:
Embedded derivative liability	$1,352	$—	$—	$1,352
Total liabilities measured at fair value	$1,352	$—	$—	$1,352
Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
Corporate debt, U.S. Treasury securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The Company classified an embedded derivative related to the Company's royalty-backed loan agreement (the “Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”) as a Level 3 liability.
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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis (in thousands):

Balance as of December 31, 2018	$1,352
Change in fair value included in interest and other income, net	287
Balance as of September 30, 2019	$1,639
There were no transfers between any of the levels of the fair value hierarchy during the three and nine months ended September 30, 2019.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$8,035	$15	$—	$8,050
U.S. Treasury securities	70,163	54	—	70,217
Total	$78,198	$69	$—	$78,267
Reported as:
Short-term investments	$78,198	$69	$—	$78,267
Long-term investments	—	—	—	—
Total	$78,198	$69	$—	$78,267

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$19,833	$—	$(41)	$19,792
U.S. Treasury securities	131,735	10	(233)	131,512
Commercial paper	2,961	—	—	2,961
Total	$154,529	$10	$(274)	$154,265
Reported as:
Short-term investments	$154,529	$10	$(274)	$154,265
Long-term investments	—	—	—	—
Total	$154,529	$10	$(274)	$154,265

Short-term investments include accrued interest of $0.3 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively. The Company has not incurred any realized gains or losses on investments for the three and nine months ended September 30, 2019 and 2018. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. The Company had no investments with a maturity date greater than 12 months as of September 30, 2019 and December 31, 2018. All investments with unrealized losses at September 30, 2019 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
The Company began capitalizing inventory in August 2017 once the FDA approved GOCOVRI. Inventory consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$1,275	$1,330
Work-in-process	1,448	2,174
Finished goods	2,397	1,617
Total inventory	$5,120	$5,121

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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three and nine months ended September 30, 2019 and 2018, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
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
In March 2019, the Company entered into a three-year vehicle lease agreement, pursuant to which it currently leases 58 vehicles. Delivery of the vehicles commenced during the second quarter of 2019. The term for each leased vehicle commences upon the delivery of the vehicle and is for a period of 12 months, with renewal terms at the Company’s discretion that can extend the lease term up to 50 months.
As of September 30, 2019, other than described above, the Company did not have additional operating leases that have not yet commenced.
Supplemental balance sheet information related to operating leases were as follows (in thousands):

September 30, 2019
Assets
Operating lease right-of-use assets	$8,215
Total right-of-use assets	$8,215
Liabilities
Current portion included in other current liabilities	$1,572
Long-term portion of operating lease liabilities	8,607
Total operating lease liabilities	$10,179
The components of lease costs, which were included in selling, general and administrative, net in its condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$524	$1,454
Variable lease cost	130	186
Total lease cost	$654	$1,640
As of September 30, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Operating leases (1)
2019 (remaining)	$638
2020	2,548
2021	2,557
2022	2,384
2023	2,181
Thereafter	3,011
Total lease payments	13,319
Less: Imputed interest	(3,140)
Operating lease liabilities	$10,179
(1)The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced of approximately $0.2 million.

As of September 30, 2019, the weighted average remaining lease term is 5.2 years and the weighted average operating discount rate used to determine the operating lease liability was 10.4%.
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

On May 13, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed in California Superior Court for the County of Alameda (Case No. RG1901875), naming as defendants the Company and certain of the Company’s current and former directors and officers. Other similar cases may be filed in the future. The lawsuit alleges violations of the Securities Act of 1933 by the Company and certain of the Company’s current and former directors and officers for allegedly making false statements and omissions in the registration statement and prospectus filed by the Company in connection with our January 24, 2018, secondary public offering of common stock. The Plaintiffs seek unspecified monetary damages and other relief. This action is ongoing. The Company believes it has strong factual and legal defenses and intends to defend itself vigorously.
From time to time, the Company may be party to legal proceedings, investigations, and claims in the ordinary course of its business. Other than the matters described above, the Company is not currently party to any material legal proceedings.
9.     LONG-TERM DEBT
Royalty-Backed Loan Agreement
In May 2017, the Company, through a new wholly-owned subsidiary, Adamas Pharma, LLC, entered into a Royalty-Backed Loan with HCRP, whereby the Company initially borrowed $35 million, followed by an additional $65 million received in the fourth quarter 2017 upon FDA’s recognition in the Orange Book of seven-year orphan drug exclusivity, which GOCOVRI earned upon approval on August 24, 2017. Principal and interest will be payable quarterly from the proceeds of a 12.5% royalty on U.S. net sales of GOCOVRI and up to $15 million of the Company’s annual royalties from Allergan on U.S. net sales of Namzaric starting in May 2020, pursuant to the Company’s license agreement with Allergan. The royalty rate on net sales of GOCOVRI will drop to 6.25% after the principal amount of the loan has been repaid in full, until the Company has made total payments of 200% of the funded amounts. The Company may elect to voluntarily prepay the loan at any time, or may be required to prepay subject to specified prepayment trigger events as described below, in which case the amount due will be 200% of the funded amounts, less total payments made to date. Royalty rates are subject to increase to 17.5% and 22.5% if total principal and interest payments have not reached minimum specified levels at measurement dates on December 2021 and December 2022, respectively. Under the terms of the loan, HCRP has recourse to Adamas Pharma, LLC, not the Company. The loan agreement matures in December 2026 but as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan, the repayment term may be shortened depending on the actual sales of GOCOVRI and actual royalties received from Allergan.
The loans bear interest at an annual rate of 11% on the outstanding principal amount and includes an interest-only period until the interest payment date following the ninth full calendar quarter after the $65 million additional loan received in the fourth quarter 2017. To the extent that royalties are insufficient to pay interest in full during the first nine quarters of the loan, any unpaid portion of the quarterly interest payment will be added to the principal amount of the loans.
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.9 million and $11.4 million for the three and nine months ended September 30, 2019, respectively, and $5.4 million and $15.3 million for the three and nine months ended September 30, 2018, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of September 30, 2019 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 14.2%.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	September 30, 2019	December 31, 2018
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(66,857)	(78,261)
Less: Payments made	(7,326)	(2,618)
Carrying value of loans payable	$125,817	$119,121
Less: Current portion of long-term debt	(1,739)	(1,664)
Non-current portion of long-term debt	$124,078	$117,457
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $109.4 million as of September 30, 2019. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2019, no shares have been sold under the Sales Agreement.

Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	September 30, 2019	December 31, 2018
Common stock awards issued and outstanding	6,355,120	5,949,436
Authorized for future issuance under 2014 Equity Incentive Plan	2,732,521	1,814,179
Authorized for future issuance under 2016 Inducement Plan	424,724	512,440
Employee stock purchase plan	1,009,145	847,105
Total	10,521,510	9,123,160

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
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$386	$692	$1,539	$2,181
Selling, general and administrative	4,077	3,451	9,247	9,852
Total stock-based compensation expense	$4,463	$4,143	$10,786	$12,033
Stock-based compensation of $74,000 and $134,000 was capitalized into inventory for the three and nine months ended September 30, 2019, respectively, and $47,000 and $169,000 for the three and nine months ended September 30, 2018, respectively. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

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

	Three and Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	5,483	5,429
Restricted stock units	872	438
Total	6,355	5,867

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
Our understanding of time-dependent biological processes informs our every innovation targeting advancements in treatment of CNS disorders. Our expanding portfolio includes:
Approved Product:
•GOCOVRI® (amantadine) extended release capsules, formerly referred to as ADS-5102, is the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. It is also the only medicine clinically proven to reduce both dyskinesia and OFF in that population. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections out to 2034, and we fully launched GOCOVRI with a deployed sales force in January 2018.
Potential Additional Indications for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):
•ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis. We have initiated the first of two pivotal Phase 3 studies in this supplemental indication with enrollment completed and topline results expected late in the fourth quarter of 2019.
•ADS-5102 in research and potential development for additional indications. We expect to complete and announce the results of our assessment of potential additional indications for ADS-5102 if and when specific clinical trials are initiated.
Namzaric®:
•Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under an exclusive license agreement between us and Forest Laboratories Holdings Limited (“Forest”), an indirect wholly-owned subsidiary of Allergan plc (collectively, “Allergan”).
Consistent with our 2019 corporate focus on the commercialization of GOCOVRI and the results in our Phase 3 program investigating ADS-5102 in walking impairment in patients with multiple sclerosis due in the second half of December 2019, we have deferred additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy.

Products in our wholly-owned, non-partnered portfolio, potential additional indications for these products, and our product candidates, are protected by an array of intellectual property, including robust and diversified patent claims, and regulatory exclusivities. For example, GOCOVRI is protected by orphan exclusivity until August 2024 and additional patent protections through 2034.
Financial operations overview
Summary
As of September 30, 2019, we had cash, cash equivalents, and available-for-sale securities of $150.2 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States, and may possibly commercialize GOCOVRI through partnership agreements with pharmaceutical companies outside the United States. As of September 30, 2019, we had an accumulated deficit of $424.8 million.
In January 2018, we raised $134.3 million in net proceeds from the sale of 3,450,000 shares of common stock in a follow-on public offering. Prior to 2018, we raised an aggregate of approximately $202.3 million in sales of equity securities and borrowed a total of $100.0 million under a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners (“HCRP”). In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2019, we have not sold any shares under the sales agreement.
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
Research and development expenses consist of:
•fees paid to clinical investigators, clinical trial sites, consultants, and vendors, including contract research organizations, or CROs, in conjunction with implementing, conducting, and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work, and statistical compilation and analysis;
•expenses related to production of clinical supplies, including fees paid to contract manufacturing organizations, or CMOs;

•expenses related to establishment and validation of manufacturing capabilities for commercial supply;
•expenses related to the buildup of commercial supply to support commercial launch, prior to FDA approval;
•expenses related to compliance with regulatory requirements;
•other consulting fees paid to third parties; and
•employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018
GOCOVRI(1)	$5,551	$7,706	$(2,155)	$18,827	$20,395	$(1,568)
ADS-4101(2)	48	1,724	(1,676)	2,507	4,087	(1,580)
Other research and development expenses	443	2,279	(1,836)	3,520	4,221	(701)
Total research and development expenses	$6,042	$11,709	$(5,667)	$24,854	$28,703	$(3,849)
(1)Includes program costs we incurred for GOCOVRI (formerly referred to as ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease, and ADS-5102 (GOCOVRI) for additional potential CNS indications, including for the treatment of walking impairment in patients with multiple sclerosis.
(2)We reduced investments in ADS-4101 in the quarter ended June 30, 2019.
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
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We anticipate incurring significant research and development expenses as we continue to support: clinical trials for ADS-5102 (GOCOVRI) in indications beyond dyskinesia in patients with Parkinson’s disease, including: walking impairment in patients with multiple sclerosis, or MS Walking, and other indications. However, due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI and our decision to suspend investment in the development of ADS-4101, our quarterly research and development costs decreased in the quarter ended June 30, 2019, and we expect will continue to remain lower than in the quarter ended March 31, 2019, for at least the remainder of the year.
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
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated from quarter to quarter and year to year and are likely to continue to do so in the future. The approximate number of total paid prescriptions in the first quarter of 2019 was 5,820, in the second quarter of 2019 was 6,160, an increase of approximately 6% over the preceding quarter, and in the third quarter of 2019 was 6,640, an increase of approximately 8% over the preceding quarter. Our new free drug trial program, which is intended to increase the amount of total paid prescriptions over time, in the near term may reduce paid prescriptions and quarterly revenue and could continue to do so in subsequent quarters. After two full quarters of the free drug trial program being in place, the conversion from a free trial to a paid prescription is currently 45-50%.

Comparison of the three and nine months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018			2019	2018
Product sales	$13,933	$10,613	$3,320	31%	$38,289	$20,731	$17,558	85%
Cost of product sales	929	100	829	NM	2,027	198	1,829	NM
Research and development expenses	6,042	11,709	(5,667)	(48)%	24,854	28,703	(3,849)	(13)%
Selling, general and administrative expenses, net	31,180	27,491	3,689	13%	84,084	81,553	2,531	3%
Interest and other income, net	512	921	(409)	(44)%	1,969	2,931	(962)	(33)%
Interest expense	3,876	5,386	(1,510)	(28)%	11,404	15,324	(3,920)	(26)%
NM – Not meaningful.
Product sales
Product sales increased by $3.3 million to $13.9 million for the three months ended September 30, 2019, from $10.6 million for the three months ended September 30, 2018, and increased by $17.6 million to $38.3 million for the nine months ended September 30, 2019, from $20.7 million for the nine months ended September 30, 2018. The increase in both periods was due to growth in sales of GOCOVRI since its launch, in addition to a 7.7% price increase that went into effect in January 2019.
Cost of product sales
Cost of product sales increased by $0.8 million to $0.9 million, or 7% of product sales, for the three months ended September 30, 2019, from $0.1 million, or 1% of product sales, for the three months ended September 30, 2018, and increased by $1.8 million to $2.0 million, or 5% of product sales for the nine months ended September 30, 2019 from $0.2 million, or 1% of product sales for the nine months ended September 30, 2018. We received regulatory approval for GOCOVRI from the FDA in August 2017. Cost of product sales consists of certain fill finish costs incurred after FDA approval related to the cost of GOCOVRI products sold, in addition to certain distribution and overhead costs. Included in cost of product sales for the three and nine months ended September 30, 2019, is a provision for the write-down of inventory, in addition to a one-time charge related to amending our agreement with our CMO for the nine months ended September 30, 2019. Prior to receiving FDA approval, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory previously expensed to research and development by the end of the second quarter of 2020, and accordingly we expect our cost of product sales of GOCOVRI to increase as a percentage of product sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.
Research and development expenses
Research and development expenses decreased by $5.7 million, or 48%, to $6.0 million for the three months ended September 30, 2019, from $11.7 million for the three months ended September 30, 2018. The decrease in research and development expenses was attributable to: decreased costs related to the decision during the second quarter of 2019 to defer additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy; decreased costs associated with GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI in the fourth quarter of 2018; decreased costs related to early stage programs; in addition to decreased costs related to preclinical and clinical activity for our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis mainly due to completion of patient enrollment at the end of the second quarter of 2019. Included in research and development expenses was stock-based compensation expense, which was $0.4 million for the three months ended September 30, 2019 compared to $0.7 million for the three months ended September 30, 2018.
Research and development expenses decreased by $3.8 million, or 13%, to $24.9 million for the nine months ended September 30, 2019, from $28.7 million for the nine months ended September 30, 2018. The decrease in research and development expenses was mainly attributable to: decreased costs associated with GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease due to the conclusion of the two-year Phase 3 open-label study of GOCOVRI in the fourth quarter of 2018; in addition to decreased costs related to the decision during the second quarter of 2019 to defer additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. The decrease was offset in part by increased costs related to the Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. Included in research and development expenses was stock-based compensation expense, which was $1.5 million for the nine months ended September 30, 2019, compared to $2.2 million for the nine months ended September 30, 2018.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, increased by $3.7 million, or 13%, to $31.2 million for the three months ended September 30, 2019, from $27.5 million for the three months ended September 30, 2018, primarily due to: a one-time recognition of approximately $3.8 million, consisting of $1.9 million of stock-based compensation and $1.9 million of termination benefits, related to a consulting agreement with our former Chief Executive Officer; in addition to increased costs of approximately $1.8 million for legal fees to defend our intellectual property, other professional services and general corporate expenses. The increase was offset in part by: a decrease of approximately $1.3 million for GOCOVRI related promotional costs, market research, and other external service costs as compared to the same period in the prior year in which we experienced higher costs associated with the full commercial launch of GOCOVRI; in addition to a decrease of approximately $0.6 million for other personnel related expenses.
Selling, general and administrative expenses, net, increased by $2.5 million, or 3%, to $84.1 million for the nine months ended September 30, 2019, from $81.6 million for the nine months ended September 30, 2018, primarily due to increased costs of approximately $7.2 million for legal fees to defend our intellectual property, personnel related costs, other professional services and general corporate expense; in addition to a one-time recognition of approximately $3.8 million, consisting of $1.9 million of stock-based compensation and $1.9 million of termination benefits, related to a consulting agreement with our former Chief Executive Officer. The increase was offset in part by: a decrease of approximately $8.5 million for GOCOVRI related promotional costs, market research and other external service costs as compared to the same period in the prior year in which we experienced higher costs associated with the full commercial launch of GOCOVRI.
Interest and other income, net
Interest and other income, net, for the three and nine months ended September 30, 2019 was $0.5 million and $2.0 million, respectively, compared to $0.9 million and $2.9 million for the three and nine months ended September 30, 2018, respectively. The decrease in interest and other income, net, for both the three and nine months ended September 30, 2019, was primarily driven by interest income earned on lower cash and investment balances.
Interest expense
Interest expense was $3.9 million and $11.4 million for the three and nine months ended September 30, 2019, respectively, compared to $5.4 million and $15.3 million for the three and nine months ended September 30, 2018, respectively. The decrease in interest expense for both the three and nine months ended September 30, 2019, was mainly related to a lower estimated effective interest rate on our Royalty-Backed Loan with HCRP.
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
In May 2017, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2019, no shares had been sold under the sales agreement.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. Our principal sources of liquidity are our cash, cash equivalents, and investments, which totaled $150.2 million and $210.9 million at September 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(62,466)	$(80,618)
Investing activities	77,087	(92,382)
Financing activities	747	138,450
Net increase (decrease) in cash and cash equivalents	$15,368	$(34,550)
Net Cash Used In Operating Activities
Net cash used in operating activities was $62.5 million for the nine months ended September 30, 2019 and consisted primarily of our net loss of $82.1 million less non-cash adjustments of $22.4 million, mainly for stock-based compensation of $10.8 million and interest expense of $11.4 million, in addition to payments related to our Royalty-Backed Loan with HCRP of $4.7 million.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $77.1 million for the nine months ended September 30, 2019, mainly as a result of net maturities of available-for-sale securities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2019, as a result of net cash proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 4, 2019. Other than the following, there have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the nine months ended September 30, 2019. In June 2019, we amended our commercial supply agreement with Catalent Pharma Solutions, LLC whereby as consideration for the revision of certain annual minimum requirements for the manufacture of commercial supply of GOCOVRI, we agreed to a one-time charge to be made in two non-refundable, non-cancelable payments. This one-time charge has been included in cost of product sales in our condensed consolidated statement of operations for the nine months ended September 30, 2019.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Material Weakness and Remediation of Material Weakness
During the three months ended September 30, 2019, a control deficiency was identified that constitutes a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our internal control over financial reporting was not effective because we did not design and maintain effective internal controls to prevent or detect instances where individuals with access to review a journal entry did not modify the journal entry prior to posting. This material weakness existed as of December 31, 2018, March 31, 2019 and June 30, 2019. Consequently, our current chief executive officer and chief financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2018. As such, Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2018 should no longer be relied upon. As a result of the material weakness, management has also concluded that our disclosure controls and procedures were not effective as of December 31, 2018, March 31, 2019, and June 30, 2019. This material weakness did not result in a material misstatement to our consolidated financial statements or disclosures. However, this material weakness could have resulted in a misstatement of the consolidated financial statements that would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. During the three months ended September 30, 2019, we designed and implemented controls to ensure that journal entries posted into the general ledger cannot be modified by the reviewer prior to posting and completed the testing necessary to conclude that the material weakness has been remediated as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2019, there were changes in our internal control over financial reporting, with respect to the identification of the material weakness and the remediation of the material weakness as discussed above. The certifications of our principal executive officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Quarterly Report as Exhibits 31.1 and 31.2.

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
We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The success of GOCOVRI will depend on numerous factors, including:
•our success in the marketing, sales, and distribution of GOCOVRI;
•successfully establishing and maintaining commercial manufacturing with third parties;
•acceptance of GOCOVRI by physicians, patients and the healthcare community;
•coverage and adequate reimbursement of GOCOVRI by third-party payers;
•willingness and ability of patients to pay out of pocket for GOCOVRI;
•effectively competing with other approved or used medicines and future compounds in development;
•continued demonstration of an acceptable safety profile of GOCOVRI following approval; and
•obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
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
GOCOVRI may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, third-party payers, and others in the healthcare community. The degree of market acceptance of GOCOVRI will depend on a number of factors, including:
•its efficacy, duration of response, and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects;
•the acceptability of the price of GOCOVRI relative to other treatments;

•the willingness of physicians to change their current treatment practices;
•its convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the effectiveness of our marketing, promotion, selling, and distribution support; and
•the availability of third-party payer coverage and adequate reimbursement.
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
Our ability to commercialize GOCOVRI successfully in the United States will depend in part on the extent to which we obtain and maintain coverage and reimbursement for GOCOVRI from third-party payers, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from both governmental healthcare programs, such as Medicare and Medicaid, and commercial payers are critical to GOCOVRI’s commercial success. Coverage and reimbursement decisions may depend upon clinical and economic standards that disfavor newer drug products when more established or cheaper therapeutic alternatives are already available or subsequently become available. For example, even though other versions of amantadine are not approved for dyskinesia, some payers have asked physicians if patients have had prior experience with such versions or required that physicians actually prescribe such versions prior to providing reimbursement for GOCOVRI.
Coverage and reimbursement may not be available for GOCOVRI. Even if we obtain coverage for GOCOVRI, the resulting reimbursement rates might not be adequate or may require co-payments or co-insurance payments that patients find unacceptably high. Coverage and reimbursement determinations by third-party payers can impact the demand for GOCOVRI and therefore our revenues. Patients may choose not to use GOCOVRI if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost. If coverage and reimbursement are not available or are available only to limited levels, we may not be able to successfully commercialize GOCOVRI.
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
Our inability to obtain and maintain coverage and adequate reimbursement rates from both government-funded and private third-party payers for GOCOVRI could have a material adverse effect on our operating results, and our overall financial condition.
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
If we or others identify additional undesirable side effects caused by GOCOVRI after approval:
•regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, or field alerts to physicians and pharmacies;
•regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market;
•we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy, or REMS;
•we may have limitations on how we promote our drugs;
•third-party payers may limit coverage or reimbursement for GOCOVRI;
•sales of GOCOVRI may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
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
If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, their patients or payers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. If we cannot successfully defend ourselves against claims that GOCOVRI caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;
•the inability to commercialize any products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of patients from clinical studies or cancellation of studies;
•significant costs to defend the related litigation;
•substantial monetary awards to patients; and
•loss of revenue.
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
We have invested a significant portion of our efforts and financial resources into the development and potential commercialization of our product candidates, including ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis, and potentially other indications. Our ability to generate product revenue will depend heavily on the successful development, regulatory approval, and commercialization of our product candidates. The success of our product candidates will depend on numerous factors, including:
•successfully completing the development program for our product candidates in a timely manner;
•receiving marketing approval for our product candidates from the FDA in a timely manner;
•successfully establishing and maintaining commercial manufacturing with third parties;
•commercializing our product candidates, if approved, including marketing, sales, and distribution of the product independently or in partnership with another company;
•acceptance by the medical community and patients of the approved product;
•coverage and adequate reimbursement of our product candidates by third-party payers;
•willingness and ability of patients to pay out of pocket for our product candidates;
•effectively competing with other approved or used medicines and future compounds in development;
•continued demonstration of an acceptable safety profile of the approved products following approval; and
•obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
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
There are risks associated with pursuing clinical trials in other indications for ADS-5102 (GOCOVRI) and other product candidates, as we may experience numerous unforeseen events during, or as a result of clinical studies that could harm our ability to commercialize such products and candidates or to receive regulatory approval, including that:
•clinical studies may produce negative or inconclusive results or raise significant safety concerns, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
•even if clinical studies demonstrate statistically significant efficacy and acceptable safety, the FDA or similar authorities outside the United States may not consider the results of our studies to be sufficient for approval;
•our clinical sites and clinical investigators may fail to comply with, or inconsistently apply, the trial protocols, regulatory requirements including Good Clinical Practices, contractual obligations, and the rating assessments;
•our third-party vendors, including our Contract Research Organizations, or CROs, and contract manufacturing organizations, or CMOs, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•we might have to suspend or terminate clinical studies for various reasons, including a finding that our product candidates have unanticipated serious side effects or other unexpected characteristics or that the patients are being exposed to unacceptable health risks;
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•the supply or quality of ADS-5102 or other materials necessary to conduct clinical studies may be insufficient or inadequate; and
•our new product discovery or research program may not be successful or warrant clinical development.
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
Collaborations or license agreements involving our current or future products or product candidates are subject to numerous risks, which may include that:

•partners have significant discretion in determining the efforts and resources that they will apply to collaborations;
•partners may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical study results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•partners may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a product candidate, repeat or conduct new clinical studies, or require a new formulation of a product candidate for clinical testing;
•partners could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•a partner with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our partners that would prevent us from collaborating with others;
•partners may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•partners may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms, as they may have different economic interests than ours, and such decisions could negatively impact any royalties we may receive under our license agreements;
•disputes may arise between us and a partner that causes the delay or termination of the research, development, or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;
•agreements may be terminated, sometimes at-will, without penalty, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•partners may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and
•a partner’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
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
Also, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration’s budget proposals contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has begun soliciting feedback on some of these measures and, at the same time, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Further, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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
The continuing efforts of the government, insurance companies, managed care organizations, other payers of healthcare services, and patient and political groups to contain or reduce costs of healthcare may, among other things, adversely affect:
•our ability to set a price we believe is fair for our products;
•the reputation of our company;
•our ability to generate revenue and achieve or maintain profitability; and
•the availability of capital.
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
The manufacturing, marketing, and further development of GOCOVRI are subject to continual review by the FDA and/or analogous non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates will also be subject to limitations on the indicated uses for which the product may be marketed, and may be subject to requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or analogous non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements with regard to the labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, tracking, recordkeeping, and periodic reporting for our products. Further, we and our contract manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance and maintenance of records and documentation. Regulatory authorities must approve manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Certain changes to the manufacturing processes for our product candidates, if approved, would also be subject to pre-approval by regulatory authorities. In addition, if we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, its manufacturer, or us, including but not limited to requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or applicable non-U.S. regulatory authorities, we could be subject to administrative or other sanctions, including:
•warning letters or untitled letters;
•civil or criminal penalties and fines;
•injunctions;
•suspension, variation, or withdrawal of regulatory approval;
•suspension of ongoing clinical studies;
•voluntary or mandatory product recalls;
•requirements for dissemination of corrective information or modifications to promotional materials;

•refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications filed by us;
•refusal to permit import or export of our products;
•restrictions on operations, including costly new manufacturing requirements; or
•seizure or detention of our products.
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
Healthcare providers, physicians, distributors, and third-party payers play a primary role in the distribution, recommendation, and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payers and customers expose us to broadly applicable federal and state fraud and abuse and other laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute GOCOVRI and other products for which we may obtain marketing approval. The laws and regulations that may affect our ability to operate include:
•the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, lease, arrangement or recommendation of, any good, facility, item, or service for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs. Liability under the Anti-Kickback Statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•the federal civil and criminal false claims laws, including the federal civil False Claims Act and civil monetary penalties laws, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or knowingly using false records or statements, to obtain payment from the federal government. In recent years, several pharmaceutical and other health care companies have faced enforcement actions under the False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government healthcare programs, providing free product to customers with the expectation that the customers would bill federal programs, product and patient assistance programs, including reimbursement services, and marketing products for off-label or unapproved uses;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose obligations on HIPAA covered entities and their business associates, including mandatory contractual terms and required implementation of administrative, physical and technical safeguards to maintain the privacy and security of individually identifiable health information;

•the federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the federal government information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and
•analogous state laws and regulations, such as anti-kickback, and false claims laws, which may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-relating activities, including the provision of gifts, meals, or other items to certain health care providers. Some states require pricing reporting with respect to certain drug products. Certain state and localities also require the registration of pharmaceutical sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.
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
FDA approval of an NDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense we invest, failure can occur at any stage, and we could encounter problems that require us to repeat clinical studies, perform additional preclinical studies and clinical studies, or abandon development and commercialization of a product candidate altogether. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on, among other factors, the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. The FDA can delay, limit, or deny approval of a product candidate for many reasons, including, but not limited to:
•disagreement with the design or implementation of our clinical trials;
•failure of clinical trials to show the level of statistical significance or clinical meaningfulness needed for approval;
•failure to demonstrate that a product candidate is safe or effective;
•insufficient data from preclinical and clinical studies to support an application;
•a finding by an institutional review board, or IRB, Data Safety Monitoring Board, or DSMB, Data Monitoring Committee, or DMC, or the FDA that the clinical trial exposes subjects or patients to an unacceptable health risk;
•disapproval of our or our third-party manufacturer’s processes or facilities; or
•changes to FDA’s approval policies or regulations.
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
Under the license agreement, we are reliant on Allergan to commercialize Namzaric and in that capacity Allergan has the discretion to:
•determine the efforts and resources that they apply towards commercialization;
•market, manufacture, and distribute the licensed products or to otherwise not perform satisfactorily in carrying out these activities; and
•to terminate the agreement without penalty and, such termination, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products.
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
We and Allergan have been involved in various ANDA litigations to enforce our intellectual property rights against generic manufacturers, who are seeking to bring generic versions of Namzaric to the market. See Litigation and Other Legal Proceedings in “Note 8 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”. Under the terms of that license agreement, Allergan has the right to enforce such intellectual property rights and control such litigation. Specifically, Allergan has the discretion to:
•maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; and
•not adequately pursue litigation against ANDA filers or settle such litigation on unfavorable terms, and as Allergan substantially controls any ANDA litigation and terms of settlement and has different economic interests than ours, Allergan may grant licenses to generic manufacturers that permit them to make and sell generic versions of Namzaric, which would negatively impact the royalties we receive under our license with Allergan.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Any future revenue will depend on our ability to market and sell GOCOVRI and our product candidates, the payment of royalties to us from Allergan under terms of our licensing agreement regarding Namzaric, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:

•the level of demand for our products, which may vary significantly as they are launched and compete for position in the marketplace;
•pricing and reimbursement policies with respect to GOCOVRI and product candidates, if approved, and the competitive response from existing and potential future therapeutic approaches that compete with our product candidates;
•the cost of manufacturing our product candidates, which may vary due to a number of factors, including the terms of our agreements with contract manufacturing organizations, or CMOs;
•the timing, cost, level of investment, and success or failure of research and development activities relating to our preclinical and clinical-stage product candidates, which may change from time to time;
•expenditures that we may incur to acquire and develop additional product candidates and technologies;
•the timing and success or failure of clinical studies for competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•the timing and magnitude of upfront and milestone payments under any potential future collaboration and licensing agreements;
•future accounting pronouncements or changes in our accounting policies; and
•changing or volatile U.S., European, and global economic environments.
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business, as we seek to advance additional product candidates through the research and clinical development to regulatory approval and commercialization. We have entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of September 30, 2019, we have not made any sales under this facility. As of September 30, 2019, we had approximately $150.2 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case.
We have financed our operations primarily through proceeds from our license agreement with Allergan, public and private equity offerings, our Royalty-Backed Loan with HealthCare Royalty Partners III, L.P., or HCRP, since 2017 with sales of GOCOVRI, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, of our product candidates, including GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease. We anticipate that our cash requirements will increase substantially as we:
•enhance operational, financial, and information management systems and hire more personnel, including personnel to support development of our product candidates and, our commercial operations;
•commercialize GOCOVRI, including establishing distribution, marketing, and sales capabilities;

•manufacture GOCOVRI for commercial use;
•investigate ADS-5102 (GOCOVRI) in preclinical and clinical trials for the treatment of walking impairment in patients with MS, and potentially other indications;
•seek regulatory approvals for our product candidates that successfully complete clinical studies;
•continue the research, development, and manufacture of our current product candidates; and
•seek to discover or in-license additional product candidates.
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
In addition, the clinical development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:
•our success in commercializing GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease;
•the availability of reimbursement by third-party payers at acceptable levels, or at all, for GOCOVRI;
•the success of competitive products or technologies;
•results of clinical studies of our product candidates or those of our competitors;
•introductions and announcements of new products and product candidates by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory agencies with respect to our or our competitors’ products, product candidates, clinical studies, manufacturing process, or sales and marketing terms;
•variations in our financial results or those of companies that are perceived to be comparable to us;
•our revenue performance, both in absolute terms and relative to analyst and shareholder expectations;
•the success of our efforts to acquire or in-license additional products or product candidates;
•developments concerning our collaborations, including but not limited to those with our sources of manufacturing and our commercialization partners;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•developments or disputes concerning patents or other proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our current or future products;
•our ability or inability to raise additional capital and the terms on which we raise it;
•the recruitment or departure of key personnel;
•changes in the structure of healthcare reimbursement systems;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our current or future products;
•market conditions in the pharmaceutical and biotechnology sectors;

•actual or anticipated changes in revenue forecasts, earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•trading volume of our common stock;
•sales of our common stock by us or our stockholders;
•general economic, industry, and market conditions; and
•the other risks described in this “Risk Factors” section.
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
Provisions in our corporate charter and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•our board of directors is divided into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control;
•our board of directors has the right to change the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors or the chairman of the board and chief executive officer;
•our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors may issue, without stockholder approval, shares of undesignated preferred stock, and the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
As of September 30, 2019, we had 134 full-time equivalent employees. Over the next several years, we expect to experience growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, informational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
If we obtain approval to commercialize any approved products or utilize CMOs outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. If any product candidates that we may develop are approved for commercialization outside the United States, we will be subject to additional risks related to entering into international business relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers, and regulatory requirements;
•different payer reimbursement regimes, governmental payers or patient self-pay systems and price controls;
•economic weakness, including inflation or political instability in particular foreign economies and markets;
•difficulties in assuring compliance with foreign corrupt practices laws;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•compliance with privacy laws;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes or typhoons, floods, and fires.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

10.1	Separation and consulting agreement by and between Adamas Pharmaceuticals, Inc. and Alfred G. Merriweather, dated August 7, 2019.					X

10.2	Transition, separation, and consulting agreement by and between Adamas Pharmaceuticals, Inc. and Gregory T. Went, Ph.D., dated September 11, 2019.					X

10.3	Employment Offer by and between Adamas Pharmaceuticals, Inc. and Neil F. McFarlane, dated September 12, 2019.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	November 7, 2019	/s/ Neil F. McFarlane
Neil F. McFarlane
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	/s/ Christopher B. Prentiss
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)