Form 10-Q
period 2020-03-31
Adamas Pharmaceuticals Inc
filed 2020-05-07
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-36399
ADAMAS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1560076 (I.R.S. Employer Identification No.)

1900 Powell Street, Suite 1000, Emeryville, CA, 94608 (Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2020, was 28,158,205.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$45,541	$65,774
Available-for-sale securities	69,741	66,833
Accounts receivable, net	5,747	5,770
Inventory	5,381	5,267
Prepaid expenses and other current assets	6,974	6,676
Total current assets	133,384	150,320
Property and equipment, net	2,213	2,449
Operating lease right-of-use assets	7,704	8,048
Prepaid expenses and other non-current assets	1,010	1,341
Total assets	$144,311	$162,158
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$3,672	$6,932
Accrued liabilities	15,044	16,117
Current portion of long-term debt	3,232	2,041
Other current liabilities	1,830	1,858
Total current liabilities	23,778	26,948
Long-term debt	126,065	125,674
Long-term portion of operating lease liabilities	7,823	8,272
Other non-current liabilities	2,498	2,157
Total liabilities	160,164	163,051
Commitments and Contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 28,158,205 and 27,964,778 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	33	33
Additional paid-in capital	448,573	446,942
Accumulated other comprehensive gain	73	16
Accumulated deficit	(464,532)	(447,884)
Total stockholders’ deficit	(15,853)	(893)
Total liabilities and stockholders’ deficit	$144,311	$162,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product sales	$14,481	$11,665
Costs and operating expenses:
Cost of product sales	572	413
Research and development	2,465	10,214
Selling, general and administrative, net	24,552	27,688
Total costs and operating expenses	27,589	38,315
Loss from operations	(13,108)	(26,650)
Interest and other income, net	84	723
Interest expense	(3,624)	(3,731)
Net loss	$(16,648)	$(29,658)
Net loss per share, basic and diluted	$(0.59)	$(1.08)
Weighted average shares used in computing net loss per share, basic and diluted	28,030	27,453
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(16,648)	$(29,658)
Unrealized gain on available-for-sale securities	57	230
Comprehensive loss	$(16,591)	$(29,428)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	27,434,358	$32	$432,815	$(264)	$(342,698)	$89,885
Exercise of stock options	18,230	—	49	—	—	49
Restricted stock units vested	67,391	—	—	—	—	—
Net unrealized gain on available-for-sale securities	—	—	—	230	—	230
Stock-based compensation	—	—	3,410	—	—	3,410
Net loss	—	—	—	—	(29,658)	(29,658)
Balances at March 31, 2019	27,519,979	32	436,274	(34)	(372,356)	63,916

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2019	27,964,778	$33	$446,942	$16	$(447,884)	$(893)
Exercise of stock options	61,766	—	42	—	—	42
Restricted stock units vested	131,661	—	—	—	—	—
Net unrealized gain on available-for-sale securities	—	—	—	57	—	57
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	—	(16,648)	(16,648)
Balances at March 31, 2020	28,158,205	33	448,573	73	(464,532)	(15,853)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(16,648)	$(29,658)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	236	368
Stock-based compensation	1,481	3,384
Accretion of interest expense	3,624	3,731
Change in fair value of embedded derivative liability	341	101
Net accretion of discounts and amortization of premiums of available-for-sale securities	(107)	(337)
Provision for write-down of inventory	289	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	218	(56)
Accounts receivable, net	23	(1,987)
Inventory	(234)	86
Prepaid expenses and other assets	33	347
Operating lease right-of-use assets	344	198
Accounts payable	(3,298)	3,319
Current portion of long-term debt	(2,042)	(1,664)
Long-term portion of operating lease liabilities	(401)	(234)
Accrued liabilities and other liabilities	(1,172)	1,485
Net cash used in operating activities	(17,313)	(20,917)
Cash flows from investing activities
Purchases of property and equipment	—	(7)
Purchases of available-for-sale securities	(33,962)	(20,811)
Maturities of available-for-sale securities	31,000	44,000
Net cash provided by (used in) investing activities	(2,962)	23,182
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	42	66
Net cash provided by financing activities	42	66
Net increase (decrease) in cash and cash equivalents	(20,233)	2,331
Cash and cash equivalents at beginning of period	65,774	56,605
Cash and cash equivalents at end of period	$45,541	$58,936
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,566
Property and equipment in accounts payable and accrued expense	$—	$10
Stock-based compensation capitalized in inventory	$108	$26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) is a commercial-stage pharmaceutical company focused on delivering innovative medicines that reduce the burden of neurological diseases on patients, caregivers, and society. In August 2017, the U.S. Food and Drug Administration (FDA) approved GOCOVRI® (amantadine) extended release capsules, the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications.
The Company was incorporated in the State of Delaware on November 15, 2000, and operates as one segment. The Company’s headquarters and operations are located in Emeryville, California.
2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the periods presented. The condensed consolidated balance sheet at December 31, 2019 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2020, or any other future period. Readers should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC. The Company’s critical accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s critical accounting policies have not changed materially from December 31, 2019.
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
Risks and Uncertainties
The outbreak of the novel Coronavirus (“COVID-19”), which is understood to have begun in December 2019, continues to grow both within the U.S. and globally. The World Health Organization has declared the outbreak of COVID-19 to be a pandemic, and the U.S. federal government has declared it a national emergency. The Company is subject to risks and uncertainties as a result of the outbreak of COVID-19. Despite disruptions to the Company’s business operations, the COVID-19 pandemic did not significantly impact GOCOVRI prescription refill rates for the three months ended March 31, 2020, and thus far management has observed no disruptions to its inventory on hand or planned manufacturing schedule. However, new prescription rates have slowed due to several factors, including: many healthcare providers have temporarily closed their offices or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and the sales force has moved to conducting activities virtually with healthcare providers. While management believes this decline in new prescriptions to be temporary, the duration and severity is dependent on future developments, including new information that may emerge concerning the actions taken to contain or prevent further spread, all of which are highly uncertain and cannot be predicted with confidence.
As of the date of issuance of these condensed consolidated financial statements, due to the numerous uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the extent of the impact that the COVID-19 pandemic may have on the Company’s future business, financial results, liquidity and cash flows.
Liquidity
Since January 1, 2017, the Company has funded its operations primarily through a royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners III, L.P., (“HCRP”), sales of GOCOVRI, and sales of its common stock. In 2017, the Company entered into a Royalty-Backed Loan with HCRP, whereby the Company borrowed a total of $100.0 million. The Company made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch in January 2018. In January 2018, the Company completed a follow-on public offering of its common stock from which proceeds raised were approximately $134.3 million, net of underwriting discounts, commissions, and offering-related transaction costs. Prior to the generation of revenue from GOCOVRI, the Company had not generated any commercial revenue from the sale of its products.
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC, pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of March 31, 2020, no shares had been sold under the sales agreement.
As of March 31, 2020, the Company had $115.3 million of cash, cash equivalents, and investments, which management believes will be sufficient to fund its projected operating requirements, including commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease and operations related to the continued development of ADS-5102 for other indications including MSW, for at least 12 months from the issuance of this quarterly report on Form 10-Q. However, it is possible that the Company will not achieve the progress it expects, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic, and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The Company adopted the new guidance effective January 1, 2020, and determined the adoption did not have a material impact on its consolidated financial statements. Disclosures are updated in Note 3 “Fair Value Measurements”.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which amends ASC 808 to clarify ASC 606 should apply in entirety to certain transactions between collaborative arrangement participants. The Company adopted the new guidance effective January 1, 2020, and determined the adoption did not have a material impact on its consolidated financial statements.
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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$21,744	$21,744	$—	$—
Corporate debt	25,621	—	25,621	—
U.S. Treasury securities	39,649	—	39,649	—
Commercial paper	4,471	—	4,471	—
Total assets measured at fair value	$91,485	$21,744	$69,741	$—
Liabilities:
Embedded derivative liability	$2,498	$—	$—	$2,498
Total liabilities measured at fair value	$2,498	$—	$—	$2,498

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$27,720	$27,720	$—	$—
Corporate debt	22,576	—	22,576	—
U.S. Treasury securities	37,811	—	37,811	—
Commercial paper	10,928	—	10,928	—
Total assets measured at fair value	$99,035	$27,720	$71,315	$—
Liabilities:
Embedded derivative liability	$2,157	$—	$—	$2,157
Total liabilities measured at fair value	$2,157	$—	$—	$2,157
Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
Corporate debt, U.S. Treasury securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The Company classified an embedded derivative related to the Company’s Royalty-Backed Loan with HCRP as a Level 3 liability.
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
At March 31, 2020, the embedded derivative related to the Royalty-Backed Loan was the only recurring fair value measurement with Level 3 unobservable inputs. A risk-adjusted discount rate of 21.5% and a probability of a change in control of 3.0% were applied to calculate the value of the embedded derivative. Significant increases (or decreases) in the discount rate, and significant increases (or decreases) in the probability of a change in control would result in a significantly higher (or lower) fair value measurement.
The following table sets forth changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$2,157	$1,352
Change in fair value included in interest and other income, net	341	101
Ending balance	$2,498	$1,453

There were no transfers into or out of Level 3 during the three months ended March 31, 2020 and 2019.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$25,727	$—	$(106)	$25,621
U.S. Treasury securities	39,470	179	—	39,649
Commercial paper	4,471	—	—	4,471
Total	$69,668	$179	$(106)	$69,741
Reported as:
Short-term investments	$69,668	$179	$(106)	$69,741
Total	$69,668	$179	$(106)	$69,741

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$22,582	$3	$(9)	$22,576
U.S. Treasury securities	37,789	22	—	37,811
Commercial paper	6,446	—	—	6,446
Total	$66,817	$25	$(9)	$66,833
Reported as:
Short-term investments	$66,817	$25	$(9)	$66,833
Total	$66,817	$25	$(9)	$66,833
Short-term investments include accrued interest of $0.2 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively. The Company has not incurred any realized gains or losses on investments for the three months ended March 31, 2020 and 2019. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. The Company had no investments with a maturity date greater than 12 months as of March 31, 2020 and December 31, 2019. All investments with unrealized losses at March 31, 2020 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.     INVENTORY
If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to net realizable value in the period it is identified. During the three months ended March 31, 2020, the Company recorded a $0.3 million provision for the write-down of inventory to cost of sales. Inventory consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$976	$1,057
Work-in-process	2,459	1,925
Finished goods	1,946	2,285
Total inventory	$5,381	$5,267

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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three months ended March 31, 2020 and 2019, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
In addition, the Company may earn tiered royalty payments based on future net sales of Namzaric and Namenda XR. Beginning in May 2020, the Company will be entitled to receive royalties at rates in the low double digits to mid-teens from Allergan for sales of Namzaric in the United States. Based on 2019 net sales of Namzaric, the Company expects the tiered royalty to be in the low double digits through the term of the agreement. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and the Company’s current settlement agreements with the Namzaric ANDA filers to date, the Company anticipates it will be entitled to royalties on Allergan’s sales of Namzaric to continue through December 31, 2024, or in the alternative, an option to launch an authorized generic version of Namzaric through December 31, 2025, or earlier in certain circumstances. For further discussion of Namzaric ANDA filers, see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies”. Beginning in June 2018, the Company was entitled to receive royalties at rates in the low to mid-single digits for sales of Namenda XR in the United States. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.
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
On May 13, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed in California Superior Court for the County of Alameda (Case No. RG1901875). The lawsuit alleges violations of the Securities Act of 1933 by the Company and certain of the Company’s current and former directors and officers for allegedly making false statements and omissions in the registration statement and prospectus filed by the Company in connection with our January 24, 2018, secondary public offering of common stock. On December 10, 2019, another putative class action lawsuit alleging violations of the federal securities laws was filed in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Act of 1934 by the Company and certain of the Company’s former officers. On March 16, 2020, a shareholder derivative lawsuit was filed in federal court in the Northern District of California (Case No. 4:20-cv-01815). This lawsuit alleges breaches of fiduciary duty and violations of the Securities Act of 1934 by certain of the Company’s current and former directors and officers. The Company is named as a nominal defendant only. On April 6, 2020, another, virtually identical, shareholder derivative lawsuit was filed in federal court in the Northern District of California (Case No. 4:20-cv-02320). This lawsuit contains the same allegations, claims, and defendants as the first derivative action. Other similar cases may be filed in the future. In all of these actions, Plaintiffs seek unspecified monetary damages and other relief. These actions are ongoing. The Company believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
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
The loans bear interest at an annual rate of 11% on the outstanding principal amount and includes an interest-only period until the interest payment date following the ninth full calendar quarter after the $65 million additional loan received in the fourth quarter 2017. The interest-only period ended during the first quarter of 2020. To the extent that royalties were insufficient to pay interest in full during the first nine quarters of the loan, any unpaid portion of the quarterly interest payment was added to the principal amount of the loans.
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.6 million and $3.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of March 31, 2020 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 13.4%.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	March 31, 2020	December 31, 2019
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(59,593)	(63,217)
Less: Payments made	(11,110)	(9,068)
Carrying value of loans payable	$129,297	$127,715
Less: Current portion of long-term debt	(3,232)	(2,041)
Non-current portion of long-term debt	$126,065	$125,674
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $97.6 million as of March 31, 2020. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
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

Sales Agreement
In November 2019, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may, from time to time, issue and sell at its option, shares of the Company’s common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering (“ATM Offering”). Sales of the common stock, if any, will be made pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on December 2, 2019. Cowen is acting as sole sales agent for any sales made under the Sales Agreement and the Company will pay Cowen a commission of up to 3% of the gross proceeds. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary.
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of March 31, 2020, no shares have been sold under the Sales Agreement.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	March 31, 2020	December 31, 2019
Common stock awards issued and outstanding	7,453,298	6,874,633
Authorized for future issuance under 2014 Equity Incentive Plan	2,793,564	2,376,613
Authorized for future issuance under 2016 Inducement Plan	615,817	236,269
Employee stock purchase plan	1,206,591	926,943
Total	12,069,270	10,414,458

10.     STOCK-BASED COMPENSATION
Stock Compensation Plans
In January 2020, the common stock available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) automatically increased by 4% of the total number of shares of the Company’s capital stock outstanding on December 31, 2019, or 1,118,591 shares.
In February 2020, the Company’s board of directors approved an amendment to the 2016 Inducement Plan (the “Inducement Plan”) to increase the number of shares available for issuance by an additional 450,000.
Employee Stock Purchase Plan
In January 2020, the common stock available for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”) automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2019, or 279,648 shares.
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$86	$590
Selling, general and administrative	1,395	2,794
Total stock-based compensation expense	$1,481	$3,384
Stock-based compensation of $108,000 was capitalized into inventory for the three months ended March 31, 2020, and $26,000 for the three months ended March 31, 2019. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

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

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	5,789	5,741
Restricted stock units	1,664	808
Total	7,453	6,549

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions, and the expected impact that the COVID-19 pandemic will continue to have on our business. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk factors.”
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
Potential Additional Indication for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):
•ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis (“MSW”). We announced the topline results from INROADS Phase III trial of ADS-5102 on December 17, 2019. The study met its primary endpoint, showing a potential benefit for patients with walking impairment. We are conducting market research, further analyzing the INROADS Phase III data, including evaluating the ongoing, open-label extension study, and engaging with the FDA to determine a potential path forward for the program by the end of the second quarter of 2020.
Product Candidate:
•ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. In 2019, we placed the development program on hold to focus on other priorities and are currently evaluating the potential value and options for a path forward.
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

Impact of the COVID-19 pandemic on our company
The outbreak of the novel Coronavirus (“COVID-19”), which is understood to have begun in December 2019, continues to grow both within the U.S. and globally. The World Health Organization has declared the outbreak of COVID-19 to be a pandemic, and the U.S. federal government has declared it a national emergency.
How we are operating in the current COVID-19 shutdown
We are committed to the health and safety of our employees and their families and doing our part to slow the community spread of COVID-19. In mid-March, we implemented a number of actions, including a work-from-home policy for all our employees, allowing for flexible work schedules, and restrictions on in-person meetings. We are very proud of our entire team as we transitioned swiftly to working remotely. We are following the guidelines of the Centers for Disease Control and other federal, state and local authorities and will continue to assess when it is appropriate for our team to return to normal work practices.
Impact on our ability to sell GOCOVRI
We continue to see stable GOCOVRI prescription refill rates due to our continued strong patient persistence, adequate supply of GOCOVRI, and patient access to GOCOVRI through distribution from our specialty pharmacy directly to a patient’s home. However, we have seen that new prescription rates have slowed due to several factors, including: many healthcare providers have temporarily closed their offices or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and our sales force has moved to conducting activities virtually with healthcare providers. While we believe this decline in new prescriptions to be temporary, the duration and severity is dependent on future developments, which are highly uncertain and cannot be predicted with confidence.
Impact on our supply chain
Our GOCOVRI supply chain remains robust and thus far we have observed no disruptions to our inventory on hand or our planned manufacturing schedule. We have an adequate supply of GOCOVRI to address patients’ needs into late 2021 with our recently completed manufacturing campaign. Based on current information, we believe that our partners in our supply chain have been and will continue to operate during the current COVID-19 outbreak.
Impact on our financial condition and capital resources
The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and duration of actions taken to contain or prevent further spread. With already imposed shelter-at-home orders in place, we have observed widespread closure of clinics, and cancellation or rescheduling of patient appointments have been combined with restriction of access to sales representatives in some institutions and a marked increase in telemedicine consultations that may result in further sales reductions. As of March 31, 2020, we had cash, cash equivalents, and investments of $115.3 million, and $50.0 million of availability to sell common stock under our sales agreement with Cowen and Company, LLC.
Financial operations overview
Summary
As of March 31, 2020, we had cash, cash equivalents, and available-for-sale securities of $115.3 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States. As of March 31, 2020, we had an accumulated deficit of $464.5 million.
In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of March 31, 2020, we have not sold any shares under the sales agreement.
Revenue
Product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We began commercial sales of GOCOVRI in the fourth quarter of 2017, and initiated the full commercial launch via the deployment of our sales team in January 2018.

Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from payments under our license agreement with Allergan for non-refundable upfront license payments, milestone payments and reimbursements for research and development expenses for full-time equivalent employees assigned to the license agreement. There are no further milestone payments to be earned under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to the license agreement to be inconsequential in future periods. Beginning in May 2020, we are entitled to receive tiered royalties from Allergan in the low double digits to mid-teens, as a percent of net sales of Namzaric in the United States. Based on 2019 net sales of Namzaric, we expect the tiered royalty to be in the low double digits through the term of the agreement, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and our current settlement agreements with the Namzaric ANDA filers to date, we anticipate we will be entitled to royalties on Allergan’s sales of Namzaric to continue through December 31, 2024, or in the alternative, an option to launch an authorized generic version of Namzaric through December 31, 2025, or earlier in certain circumstances. For further discussion of Namzaric ANDA filers, see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies”.
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
•other consulting fees paid to third parties; and
•employee-related expenses, which include salaries, benefits, and stock-based compensation.
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
GOCOVRI(1)	$1,985	$7,042	$(5,057)
ADS-4101(2)	—	1,458	(1,458)
Other research and development expenses	480	1,714	(1,234)
Total research and development expenses	$2,465	$10,214	$(7,749)

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
Interest and other income, net
Interest and other income, net, consists of changes in fair value of the embedded derivative liability related to our royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners III, L.P., (“HCRP”), in addition to interest received on our investments.
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

Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies from those as reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated from period to period in the past and, especially in light of the COVID-19 pandemic, are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the impact on our operations as a result of the COVID-19 pandemic, fluctuations in product sales due to variances in the number of paid prescriptions from period to period, conversions from our free drug trial program to paid prescriptions, and fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Further, we expect the timing of expenditures related to our commercial activities associated with GOCOVRI to vary from period to period, as well our development of ADS-5102 in additional indications and potential development of additional product candidates. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not necessarily a good indication of our future performance.
Comparison of the three months ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
Product sales	$14,481	$11,665	$2,816	24%
Cost of product sales	572	413	159	38%
Research and development expenses	2,465	10,214	(7,749)	(76)%
Selling, general and administrative expenses, net	24,552	27,688	(3,136)	(11)%
Interest and other income, net	84	723	(639)	(88)%
Interest expense	3,624	3,731	(107)	(3)%
The following table summarizes the approximate number of total GOCOVRI paid prescriptions for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
GOCOVRI Paid Prescriptions	7,210	5,820	1,390	24%
Product sales
Product sales increased by $2.8 million, or 24%, to $14.5 million for the three months ended March 31, 2020, from $11.7 million for the three months ended March 31, 2019, due to growth in sales of GOCOVRI since its launch, in addition to a 3% price increase that went into effect in January 2020. The approximate number of total paid prescriptions increased by 1,390, or 24%, to 7,210 for the three months ended March 31, 2020, from 5,820 for the three months March 31, 2019.
The approximate number of total paid prescriptions in the first quarter of 2019 was 5,820, in the second quarter of 2019 was 6,160, in the third quarter of 2019 was 6,640, in the fourth quarter of 2019 was 7,160, and in the first quarter of 2020 was 7,210. In addition to total paid prescriptions, we monitor new paid prescriptions as a key performance indicator for our business and starting with the first quarter of 2020 are reporting this metric. The approximate number of new paid prescriptions in the first quarter of 2020 was 500.
Cost of product sales
Cost of product sales increased by $0.2 million to $0.6 million, or 4% of product sales, for the three months ended March 31, 2020, from $0.4 million, or 4% of product sales, for the three months ended March 31, 2019. Cost of product sales for the three months ended March 31, 2020 includes a provision for the write-down of inventory of $0.3 million. We received regulatory approval for GOCOVRI from the FDA in August 2017. Prior to receiving FDA approval, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. We expect to use inventory previously expensed to research and development by the end of the second quarter of 2020. We do not expect our cost of product sales of GOCOVRI as a percentage of product sales to exceed 6% for the foreseeable future, excluding potential unknown one-time charges.
Research and development expenses
Research and development expenses decreased by $7.7 million, or 76%, to $2.5 million for the three months ended March 31, 2020, from $10.2 million for the three months ended March 31, 2019. The decrease in research and development expenses was mainly attributable to: decreased costs related to preclinical and clinical activity for our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis mainly due to completion of the Phase 3 INROADS trial at the end of 2019; and decreased costs related to the decision during the second quarter of 2019 to defer additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $0.1 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, decreased by $3.1 million, or 11%, to $24.6 million for the three months ended March 31, 2020, from $27.7 million for the three months ended March 31, 2019, primarily due to decreased legal fees, personnel related costs including mainly stock-based compensation, other professional services, and general corporate expense. Included in selling, general and administrative expenses was stock-based compensation expense, which was $1.4 million for the three months ended March 31, 2020 compared to $2.8 million for the three months ended March 31, 2019.
Interest and other income, net
Interest and other income, net, for the three months ended March 31, 2020 was $0.1 million, compared to $0.7 million for the three months ended March 31, 2019. The decrease in interest and other income, net, in the three months ended March 31, 2020, was primarily driven by lower interest income earned on lower cash and investment balances.
Interest expense
Interest expense was $3.6 million for the three months ended March 31, 2020, compared to $3.7 million for the three months ended March 31, 2019. The decrease in interest expense was mainly related to a lower estimated effective interest rate on our Royalty-Backed Loan with HCRP, offset in part by a higher principal balance.
Liquidity and Capital Resources
Since January 1, 2017, we have funded our operations primarily through sales of our common stock and sales of GOCOVRI, as well as we borrowed $100 million under our Royalty-Backed Loan with HCRP.
In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million.

As of March 31, 2020, no shares had been sold under the sales agreement.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. Our principal sources of liquidity were our cash, cash equivalents, and investments, which totaled $115.3 million and $132.6 million at March 31, 2020 and December 31, 2019, respectively.
We believe our existing cash, cash equivalents, and investments at March 31, 2020 will be sufficient to fund our projected operating requirements, including commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease and operations related to the continued development of ADS-5102 for other indications including MSW, for at least 12 months from the issuance of this quarterly report on Form 10-Q. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic, and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. The duration and severity of the COVID-19 pandemic is unknown and makes projecting the outcome of future developments highly uncertain and cannot be predicted with confidence. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to incur substantial expenses and operating losses for the foreseeable future. We expect to continue significant spending in connection with the commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, as well as the development of ADS-5102 for other indications, and potential development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all, especially as a result of the economic downturn occurring and expected to continue as a result of the actions taken to contain the spread of COVID-19. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(17,313)	$(20,917)
Investing activities	(2,962)	23,182
Financing activities	42	66
Net increase (decrease) in cash and cash equivalents	$(20,233)	$2,331
Net Cash Used In Operating Activities
Net cash used in operating activities was $17.3 million for the three months ended March 31, 2020 and consisted primarily of our net loss of $16.6 million less non-cash adjustments of $5.9 million, mainly for accretion of interest expense of $3.6 million and stock-based compensation of $1.5 million, in addition to payments related to our Royalty-Backed Loan with HCRP of $2.0 million, and a reduction in accounts payable and accrued liabilities of $4.5 million.
Net Cash Used In Investing Activities
Net cash used in investing activities was $3.0 million for the three months ended March 31, 2020, mainly as a result of net purchases of available-for-sale securities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $42,000 for the three months ended March 31, 2020, as a result of cash proceeds related to the exercise of stock options.

Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on February 25, 2020. There have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the three months ended March 31, 2020.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak of the novel Coronavirus (“COVID-19”) has negatively impacted our business, including the commercialization strategy and sales of GOCOVRI® (amantadine) extended release capsules.
The outbreak of the novel Coronavirus (“COVID-19”), which is understood to have begun in December 2019, continues to grow both within the U.S. and globally. The World Health Organization has declared the outbreak of COVID-19 to be a pandemic, and the U.S. federal government has declared it a national emergency. Efforts to contain the spread of COVID-19 have intensified and the U.S. has implemented severe travel restrictions, enforced social distancing, shelter-in-place orders and delays or cancellations of physician visits. These circumstances have negatively impacted our business and the commercialization strategy of GOCOVRI, including patients postponing visits to healthcare provider facilities, healthcare providers temporarily closing their offices or restricting patient visits, and limiting the ability of our sales force to travel and meet with healthcare providers and resulting in sales and marketing being conducted virtually. In particular, we have observed a decrease in our new prescription rate, which we attribute to the effects of the restrictive actions taken.
We have implemented a work-from-home policy for all our employees, including allowing for flexible work schedules. The effects of our work-from-home policy may negatively impact productivity and disrupt our business.
These disruptions in our operations have negatively impacted, and we expect will continue to negatively impact, our business, operating results and financial condition. The COVID-19 pandemic continues to rapidly evolve. The ultimate cumulative impact of the COVID-19 pandemic on our business operations is highly uncertain, the duration and severity of which will depend on future developments, and cannot be predicted with confidence. We will continue to monitor the situation closely. The COVID-19 pandemic may also exacerbate a number of the risks discussed below.
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
We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The success of GOCOVRI will depend on numerous factors, including:
•GOCOVRI’s efficacy and safety profile;
•our success in the marketing, sales, and distribution of GOCOVRI, especially in light of the COVID-19 pandemic;
•the duration of the COVID-19 pandemic and the stay-at-home restrictions;

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
Moreover, there is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities that we have established will be successful. Specifically, for distribution of GOCOVRI, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If they are unable to perform effectively, including due to the impact of the COVID-19 pandemic on their operations, or if they do not provide efficient distribution of the medicine to patients, our business will suffer.
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
GOCOVRI is a high-dose, extended release amantadine taken once-daily at bedtime that delivers high levels of amantadine in the morning upon waking and throughout the day. The manufacture of extended release versions of drugs is more complex than the manufacture of the immediate release versions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur, including disruptions related to the impact or uncertainties of the duration of the COVID-19 pandemic. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. Although we have an adequate supply of GOCOVRI to address patient needs into late 2021 and have not observed disruptions in our supply chain to date as a result of COVID-19, there is no guarantee that will we not experience interruption of, or delays in receiving, supply due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems in the future. If any such issues were to arise with respect to GOCOVRI, our business, financial results, or stock price could be adversely affected.
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
•successfully completing the development program in a timely manner, especially in light of the COVID-19 pandemic;
•receiving marketing approval from the FDA in a timely manner, especially in light of the COVID-19 pandemic;
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
We do not own facilities for clinical and commercial manufacturing of GOCOVRI or ADS-5102, and we rely upon third-party contract manufacturing organizations to manufacture, serialize and supply drug product for our clinical studies and to meet commercial demand. If our manufacturers were to encounter difficulties with production costs and yields, quality control, including stability of GOCOVRI or ADS-5102 and quality assurance testing, shortages of qualified personnel, especially in light of the COVID-19 pandemic, or fail to comply with strictly enforced cGMP requirements, other federal and state regulatory requirements, our commercial supply of GOCOVRI or ADS-5102 in our clinical trials could be jeopardized. We have little control over our manufacturers’ operations or their compliance with applicable regulations and standards. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs, harm our ability to gain approval from regulatory authorities, and potentially disrupt patient access to our approved products. These events would substantially harm our business, reputation and stock price.
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
Although we have supply agreements with two drug substance suppliers, only one is currently manufacturing at commercial scales required for GOCOVRI. In addition, we also currently rely on a single drug product manufacturer for GOCOVRI and ADS-5102. We continue to seek additional long-term supply agreements with suppliers and supplier qualifications. A failure of our single source manufacturer or drug substance supplier or our failure to qualify at least one other manufacturer organization on a timely basis, especially in light of the current COVID-19 pandemic, and validate the manufacturing process employed at that manufacturer or supplier could delay or harm commercialization of GOCOVRI or ADS-5102. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts and obtain regulatory approvals and qualifications, which would adversely affect our business. New suppliers of any drug substance would be required to be qualified under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract manufacturing organizations were not able to manufacture our drug substance or drug product or provide the requisite services, our business and financial condition would be materially adversely affected.
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
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was passed, which has substantially changed how healthcare is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. Details of healthcare regulations, including changes under the PPACA, are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2019 Annual Report on Form 10-K.
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
Our ability to commercialize our products successfully, and to attract commercialization partners for our products, will depend in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Details of these considerations are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2019 Annual Report on Form 10-K.
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
Healthcare providers, physicians, distributors, and third-party payers play a primary role in the distribution, recommendation, and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payers and customers expose us to broadly applicable federal and state fraud and abuse and other laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute GOCOVRI and other products for which we may obtain marketing approval. The laws and regulations that may affect our ability to operate include: the federal healthcare program Anti-Kickback Statute, the federal civil and criminal false claims laws, including the federal civil False Claims Act and civil monetary penalties laws, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, including as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, the federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, and analogous state laws and regulations, such as anti-kickback, and false claims laws, which may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers.
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
The PPACA made significant changes to the Medicaid Drug Rebate program, as discussed under the heading “Other healthcare regulations” in Part I, Item 1, of our 2019 Annual Report on Form 10-K. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the PPACA. These regulations became effective on April 1, 2016. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may increase our costs and the complexity of compliance and could have a material adverse effect on our results of operations if we participate in the Medicaid Drug Rebate Program if and when we successfully commercialize any of our product candidates.
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
Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property for GOCOVRI and ADS-5102, our partnered products, any product candidates, and any in- and out-licensed programs. To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming. For example, on February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against us in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of our patents. For further information, see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”.
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
On April 1, 2019, we were served with a complaint against us and several Allergan entities alleging violations of Federal and state false claims acts (“FCA”) in connection with the commercialization of Namenda XR and Namzaric by Allergan, as further described in Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”. The complaint alleges that patents held by Allergan and us covering Namenda XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of Namenda XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. We are in the early stages of this litigation. Defending this litigation may be costly, divert time and attention of our management from the conduct of our business, and if we are unable to prevail in this litigation it may result in substantial damages, each of which could have a material and negative impact on our business.
Risks related to our financial condition and need for additional capital
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
Our quarterly and annual operating results have fluctuated significantly, and we expect may fluctuate significantly in the future, particularly in light of the COVID-19 pandemic and the effect that it is having on patient demand and the economy as a whole, which makes it difficult for us to predict our future operating results. Any future revenue will depend on our ability to market and sell GOCOVRI, ADS-5102 and our product candidate, the payment of royalties to us from Allergan under terms of our licensing agreement regarding Namzaric, or the establishment of potential future collaboration and license agreements, if any, and the achievement of any upfront or milestone payments provided thereunder. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:
•uncertainties related to, and the duration of, the COVID-19 pandemic;
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
•future accounting pronouncements or changes in our accounting policies; and
•changing or volatile U.S., European, and global economic environments, especially as a result of the COVID-19 pandemic.
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business. We have entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of March 31, 2020, we have not made any sales under this facility. As of March 31, 2020, we had approximately $115.3 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case, especially in light of the uncertainties related to, and the duration of, the COVID-19 pandemic.
We have financed our operations primarily through proceeds from our license agreement with Allergan, public and private equity offerings, our royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners III, L.P., (“HCRP”), since 2017 with sales of GOCOVRI, and, to a lesser extent, government grants, venture debt, and benefits from tax credits made available under a federal stimulus program supporting drug development. We anticipate that our cash requirements will be substantial as we:
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
If we need additional funds to support our business and additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs or commercialization efforts. We do not have any committed external source of funds or other support for our development efforts. We expect to finance future cash needs through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. The trading prices for our common stock, as well as the broader equity and debt markets, have been highly volatile since the advent of the COVID-19 pandemic. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through debt financings, royalty financings, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our products and product candidate, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, in addition to the repayment of principal and interest on negotiated terms, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.
We have outstanding debt backed by two of our principal assets, GOCOVRI and royalties we may receive on Namzaric, and failure by us or our royalty subsidiary to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.
In May 2017, we, through a newly formed wholly-owned subsidiary, entered into a Royalty-Backed Loan with HCRP, pursuant to which we initially borrowed $35 million and then borrowed an additional $65 million upon FDA approval and FDA’s recognition in the Orange Book of the seven-year orphan drug exclusivity that GOCOVRI earned upon approval in August 2017, for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications.
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
Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of this type of litigation and in May 2019 a putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our current and former directors and officers alleging violations of the securities laws by us and certain of our current and former directors and officers in connection with our January 2018 secondary public offering of common stock. In addition, in December 2019, another putative class action lawsuit was filed against us and certain former officers alleging violations of the Securities Act of 1934. For more information, please see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”. Lawsuits such as this one can be expensive to defend and could divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.
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

•uncertainties related to, and the duration of, the COVID-19 pandemic;
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
Our operations have been affected by the COVID-19 pandemic and could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, fires, extreme weather conditions, other medical epidemics, and other natural or manmade disasters or business interruptions. The duration of the COVID-19 pandemic and the occurrence of any of these other business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California and certain clinical sites for our product candidates, operations of our existing and future partners, and suppliers are or will be located near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers, and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire, or other natural or manmade disaster.
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
•impacts of the COVID-19 pandemic;
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

10.1	Separation and consulting agreement by and between Adamas Pharmaceuticals, Inc. and Jennifer Rhodes, dated January 9, 2020.					X

10.2	Separation and consulting agreement by and between Adamas Pharmaceuticals, Inc. and Rajiv Patni, dated February 25, 2020.					X

10.3	2020 Compensation actions with respect to Non-Employee Directors.					X

10.4	Adamas Pharmaceuticals, Inc. Amended and Restated 2016 Inducement Plan	10-K	001-36399	10.6	2/25/2020

10.5**	Amendment No. 2 to the Loan Agreement dated January 2, 2020 between Adamas Pharma, LLC and HealthCare Royalty Partners III, L.P.	10-K	001-36399	10.37	2/25/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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
** The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	May 7, 2020	/s/ Neil F. McFarlane
Neil F. McFarlane
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	/s/ Christopher B. Prentiss
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)