Form 10-Q
period 2020-06-30
Adamas Pharmaceuticals Inc
filed 2020-08-06
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-36399
ADAMAS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1560076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2020, was 28,281,840.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$30,538	$65,774
Available-for-sale securities	72,876	66,833
Accounts receivable, net	6,608	5,770
Inventory	5,851	5,267
Prepaid expenses and other current assets	7,814	6,676
Total current assets	123,687	150,320
Property and equipment, net	1,989	2,449
Operating lease right-of-use assets	7,351	8,048
Prepaid expenses and other non-current assets	38	1,341
Total assets	$133,065	$162,158
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$2,469	$6,932
Accrued liabilities	13,694	16,117
Current portion of long-term debt	3,232	2,041
Other current liabilities	1,820	1,858
Total current liabilities	21,215	26,948
Long-term debt	126,300	125,674
Long-term portion of operating lease liabilities	7,364	8,272
Other non-current liabilities	2,595	2,157
Total liabilities	157,474	163,051
Commitments and Contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 28,281,840 and 27,964,778 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	33	33
Additional paid-in capital	450,536	446,942
Accumulated other comprehensive gain	120	16
Accumulated deficit	(475,098)	(447,884)
Total stockholders’ deficit	(24,409)	(893)
Total liabilities and stockholders’ deficit	$133,065	$162,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$17,954	$12,691	$32,435	$24,356
Royalty revenue	840	—	840	—
Total revenues	18,794	12,691	33,275	24,356
Costs and operating expenses:
Cost of product sales	381	685	953	1,098
Research and development	2,550	8,598	5,015	18,812
Selling, general and administrative, net	23,177	25,216	47,729	52,904
Total costs and operating expenses	26,108	34,499	53,697	72,814
Loss from operations	(7,314)	(21,808)	(20,422)	(48,458)
Interest and other income, net	215	734	299	1,457
Interest expense	(3,467)	(3,797)	(7,091)	(7,528)
Net loss	$(10,566)	$(24,871)	$(27,214)	$(54,529)
Net loss per share, basic and diluted	$(0.37)	$(0.90)	$(0.97)	$(1.98)
Weighted average shares used in computing net loss per share, basic and diluted	28,194	27,579	28,112	27,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(10,566)	$(24,871)	$(27,214)	$(54,529)
Other comprehensive income
Reclassification of realized gain on available-for-sale securities recognized in interest and other income, net	(34)	—	(34)	—
Unrealized gain on available-for-sale securities	81	137	138	367
Total other comprehensive income	47	137	104	367
Comprehensive loss	$(10,519)	$(24,734)	$(27,110)	$(54,162)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	27,434,358	$32	$432,815	$(264)	$(342,698)	$89,885
Exercise of stock options	18,230	—	49	—	—	49
Restricted stock units vested	67,391	—	—	—	—	—
Other comprehensive income	—	—	—	230	—	230
Stock-based compensation	—	—	3,410	—	—	3,410
Net loss	—	—	—	—	(29,658)	(29,658)
Balances at March 31, 2019	27,519,979	32	436,274	(34)	(372,356)	63,916
Exercise of stock options	65,064	—	99	—	—	99
Restricted stock units vested	12,860	—	—	—	—	—
Stock issued under employee stock purchase plan	112,304	—	449	—	—	449
Other comprehensive income	—	—	—	137	—	137
Stock-based compensation	—	—	2,973	—	—	2,973
Net loss	—	—	—	—	(24,871)	(24,871)
Balances at June 30, 2019	27,710,207	$32	$439,795	$103	$(397,227)	$42,703

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2019	27,964,778	$33	$446,942	$16	$(447,884)	$(893)
Exercise of stock options	61,766	—	42	—	—	42
Restricted stock units vested	131,661	—	—	—	—	—
Other comprehensive income	—	—	—	57	—	57
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	—	(16,648)	(16,648)
Balances at March 31, 2020	28,158,205	33	448,573	73	(464,532)	(15,853)
Restricted stock units vested	28,541	—	—	—	—	—
Stock issued under employee stock purchase plan	95,094	—	223	—	—	223
Other comprehensive income	—	—	—	47	—	47
Stock-based compensation	—	—	1,740	—	—	1,740
Net loss	—	—	—	—	(10,566)	(10,566)
Balances at June 30, 2020	28,281,840	$33	$450,536	$120	$(475,098)	$(24,409)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(27,214)	$(54,529)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	460	692
Stock-based compensation	3,176	6,323
Accretion of interest expense	7,091	7,528
Change in fair value of embedded derivative liability	438	149
Net accretion of discounts and amortization of premiums of available-for-sale securities	(147)	(675)
Realized gain on available-for-sale securities	(55)	—
Provision for write-down of inventory	340	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	236	54
Accounts receivable, net	(838)	(900)
Inventory	(666)	(524)
Prepaid expenses and other assets	165	619
Operating lease right-of-use assets	697	413
Accounts payable	(4,436)	(253)
Current portion of long-term debt	(5,274)	(3,121)
Long-term portion of operating lease liabilities	(810)	(482)
Accrued liabilities and other liabilities	(2,691)	899
Net cash used in operating activities	(29,528)	(43,807)
Cash flows from investing activities
Purchases of property and equipment		(18)
Purchases of available-for-sale securities	(63,939)	(38,657)
Maturities of available-for-sale securities	40,900	88,000
Sales of available-for-sale securities	17,066	—
Net cash provided by (used in) investing activities	(5,973)	49,325
Cash flows from financing activities
Proceeds from Paycheck Protection Program Loan	2,650	—
Repayment of Paycheck Protection Program Loan	(2,650)	—
Proceeds from issuance of common stock upon exercise of stock options	42	165
Proceeds from employee stock purchase plan	223	449
Net cash provided by financing activities	265	614
Net increase (decrease) in cash and cash equivalents	(35,236)	6,132
Cash and cash equivalents at beginning of period	65,774	56,605
Cash and cash equivalents at end of period	$30,538	$62,737
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$8,005
Stock-based compensation capitalized in inventory	$153	$60
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) is a commercial-stage pharmaceutical company focused on supporting its patient community and growing a portfolio of therapies to reduce the burden of neurological diseases on patients, caregivers, and society. In August 2017, the U.S. Food and Drug Administration (FDA) approved GOCOVRI® (amantadine) extended release capsules, the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications.
The Company was incorporated in the State of Delaware on November 15, 2000, and operates as one segment. The Company’s headquarters and operations are located in Emeryville, California.
2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s condensed consolidated financial statements for the periods presented. The condensed consolidated balance sheet at December 31, 2019 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
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
Risks and Uncertainties
The outbreak of the novel Coronavirus (“COVID-19”), which is understood to have begun in December 2019, continues to grow both within the U.S. and globally. The World Health Organization has declared the outbreak of COVID-19 to be a pandemic, and the U.S. federal government has declared it a national emergency. The Company is subject to risks and uncertainties as a result of the outbreak of COVID-19. Despite disruptions to the Company’s business operations, the COVID-19 pandemic did not significantly impact GOCOVRI prescription refill rates for the three and six months ended June 30, 2020, and thus far management has observed no disruptions to its inventory on hand or planned manufacturing schedule. However, new prescription rates have slowed due to several factors, including: many healthcare providers have temporarily closed their offices or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and the sales force has moved to conducting activities virtually with healthcare providers. While management believes this decline in new prescriptions to be temporary, the duration and severity is dependent on future developments, including new information that may emerge concerning the actions taken to contain or prevent further spread, all of which are highly uncertain and cannot be predicted with confidence.
As of the date of issuance of these condensed consolidated financial statements, due to the numerous uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the extent to which the COVID-19 pandemic may materially adversely affect the Company’s future business, financial results, liquidity and cash flows.
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
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC, pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2020, no shares had been sold under the sales agreement.
As of June 30, 2020, the Company had $103.4 million of cash, cash equivalents, and investments, which management believes will be sufficient to fund its projected operating requirements, including commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease and operations related to activities for ADS-5102 for MSW, for at least 12 months from the issuance of this quarterly report on Form 10-Q. However, it is possible that the Company will not achieve the progress it expects, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic.
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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$10,954	$10,954	$—	$—
Corporate debt	13,792	—	13,792	—
U.S. Treasury securities	59,084	—	59,084	—
Commercial paper	—	—	—	—
Total assets measured at fair value	$83,830	$10,954	$72,876	$—
Liabilities:
Embedded derivative liability	$2,595	$—	$—	$2,595
Total liabilities measured at fair value	$2,595	$—	$—	$2,595

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$27,720	$27,720	$—	$—
Corporate debt	22,576	—	22,576	—
U.S. Treasury securities	37,811	—	37,811	—
Commercial paper	10,928	—	10,928	—
Total assets measured at fair value	$99,035	$27,720	$71,315	$—
Liabilities:
Embedded derivative liability	$2,157	$—	$—	$2,157
Total liabilities measured at fair value	$2,157	$—	$—	$2,157
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
At June 30, 2020, the embedded derivative related to the Royalty-Backed Loan was the only recurring fair value measurement with Level 3 unobservable inputs. A risk-adjusted discount rate of 19.6% and a probability of a change in control of 3.0% were applied to calculate the value of the embedded derivative. Significant increases (or decreases) in the discount rate, and significant increases (or decreases) in the probability of a change in control would result in a significantly higher (or lower) fair value measurement.
The following table sets forth changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$2,498	$1,453	$2,157	$1,352
Change in fair value included in interest and other income, net	97	48	438	149
Ending balance	$2,595	$1,501	$2,595	$1,501

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2020 and 2019.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$13,718	$74	$—	$13,792
U.S. Treasury securities	59,038	47	(1)	59,084
Commercial paper				—
Total	$72,756	$121	$(1)	$72,876
Reported as:
Short-term investments	$72,756	$121	$(1)	$72,876
Total	$72,756	$121	$(1)	$72,876

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$22,582	$3	$(9)	$22,576
U.S. Treasury securities	37,789	22	—	37,811
Commercial paper	6,446	—	—	6,446
Total	$66,817	$25	$(9)	$66,833
Reported as:
Short-term investments	$66,817	$25	$(9)	$66,833
Total	$66,817	$25	$(9)	$66,833
Short-term investments include accrued interest of $0.2 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively. For both the three and six months ended June 30, 2020, there were gross realized gains on investments of $55,000 and no gross realized losses. There were no gross realized gains or losses on investments for the three and six months ended June 30, 2019. Realized gains are reflected in interest and other income, net, in the condensed consolidated statements of operations, using the specific-identification method. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. The Company had no investments with a maturity date greater than 12 months as of June 30, 2020 and December 31, 2019. All investments with unrealized losses at June 30, 2020 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.     INVENTORY
If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to net realizable value in the period it is identified. During the six months ended June 30, 2020, the Company recorded a $0.3 million provision for the write-down of inventory to cost of sales. There was no write-down of inventory during the six months ended June 30, 2019. Inventory consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$804	$1,057
Work-in-process	3,229	1,925
Finished goods	1,818	2,285
Total inventory	$5,851	$5,267

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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three and six months ended June 30, 2020 and 2019, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
In addition, the Company may earn tiered royalty payments based on net sales of Namzaric and Namenda XR. Beginning in May 2020, the Company became entitled to receive royalties at rates in the low double digits to mid-teens from Allergan for sales of Namzaric in the United States. The Company recognized $0.8 million in Namzaric royalty revenue for both the three and six months ended June 30, 2020, and recognized no royalty revenue for the three and six months ended June 30, 2019. Accrued revenue related to Namzaric royalties is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and the Company’s current settlement agreements with the Namzaric ANDA filers to date, the earliest date on which any of these agreements grant a license to market a Namzaric ANDA filer’s generic version of Namzaric is January 1, 2025 (or earlier in certain circumstances). Alternatively, the Namzaric ANDA filers with the earliest license date have the option to launch an authorized generic version of Namzaric beginning on January 1, 2026 instead of launching their own generic version of Namzaric on January 1, 2025. For further discussion of Namzaric ANDA filers, see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies”. Beginning in June 2018, the Company was entitled to receive royalties at rates in the low to mid-single digits for sales of Namenda XR in the United States. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.
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
As of the date of this filing, the Company and Forest have settled with all such Namzaric ANDA filers, including all first filers on all the available dosage forms of Namzaric. Subject to those agreements, the earliest date on which any of these agreements grant a license to market a Namzaric ANDA filer’s generic version of Namzaric is January 1, 2025 (or earlier in certain circumstances). Alternatively, the Namzaric ANDA filers with the earliest date have the option to launch an authorized generic version of Namzaric beginning on January 1, 2026 instead of launching their own generic version of Namzaric on January 1, 2025. The Company and Forest intend to continue to enforce the patents associated with Namzaric.
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
On July 1, 2020, the Company received a letter dated June 29, 2020, notifying the Company that Zydus Worldwide DMCC (“Zydus”) submitted to the FDA an ANDA for Amantadine Extended-Release Capsules, 68.5 mg and 137 mg that contains certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV) with respect to the Company’s U.S. Patent Nos. 8,389,578; 8,741,343; 8,796,337; 8,889,740; 8,895,614; 8,895,615; 8,895,616; 8,895,617; 8,895,618; 9,867,791; 9,867,792; 9,867,793; 9,877,933; and 10,154,971, that these patents are invalid or will not be infringed by the manufacture, use or sale of Zydus’s Amantadine Extended-Release Capsules, 68.5 mg and 137 mg.
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
On May 13, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed in California Superior Court for the County of Alameda (Case No. RG1901875). The lawsuit alleges violations of the Securities Act of 1933 by the Company and certain of the Company’s current and former directors and officers for allegedly making false statements and omissions in the registration statement and prospectus filed by the Company in connection with our January 24, 2018, secondary public offering of common stock. On December 10, 2019, another putative class action lawsuit alleging violations of the federal securities laws was filed in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Act of 1934 by the Company and certain of the Company’s current and former officers. On March 16, 2020, a shareholder derivative lawsuit was filed in federal court in the Northern District of California (Case No. 4:20-cv-01815). This lawsuit alleges breaches of fiduciary duty and violations of the Securities Act of 1934 by certain of the Company’s current and former directors and officers. The Company is named as a nominal defendant only. On April 6, 2020, another, virtually identical, shareholder derivative lawsuit was filed in federal court in the Northern District of California (Case No. 4:20-cv-02320). This lawsuit contains the same allegations, claims, and defendants as the first derivative action. Other similar cases may be filed in the future. In all of these actions, Plaintiffs seek unspecified monetary damages and other relief. These actions are ongoing. The Company believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
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
The loans bear interest at an annual rate of 11% on the outstanding principal amount and includes an interest-only period until the interest payment date following the ninth full calendar quarter after the $65 million additional loan received in the fourth quarter 2017. To the extent that royalties were insufficient to pay interest in full during the first nine quarters of the loan, any unpaid portion of the quarterly interest payment was added to the principal amount of the loans. This payment-in-kind period ended in the first quarter of 2020.
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.5 million and $7.1 million for the three and six months ended June 30, 2020, respectively, and $3.8 million and $7.5 million for the three and six months ended June 30, 2019, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of June 30, 2020 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 13.0%.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	June 30, 2020	December 31, 2019
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(56,126)	(63,217)
Less: Payments made	(14,342)	(9,068)
Carrying value of loans payable	$129,532	$127,715
Less: Current portion of long-term debt	(3,232)	(2,041)
Non-current portion of long-term debt	$126,300	$125,674
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $100.8 million as of June 30, 2020. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.

There are no contractual minimum principal payments due until the loan matures in December 2026 as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and royalties from Allergan on U.S. net sales of Namzaric.
Paycheck Protection Program
On April 15, 2020, the Company received proceeds from a loan in the amount of $2.7 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Lender”), pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). At the time the Company applied for the PPP loan, the Company believed it qualified to receive the funds pursuant to the then published qualification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance regarding qualification requirements for public companies. Based on the Company’s assessment of the new guidance, on April 29, 2020, the Company repaid the principal and interest on the PPP loan.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of June 30, 2020, no shares have been sold under the Sales Agreement.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	June 30, 2020	December 31, 2019
Common stock awards issued and outstanding	7,076,844	6,874,633
Authorized for future issuance under 2014 Equity Incentive Plan	3,262,732	2,376,613
Authorized for future issuance under 2016 Inducement Plan	494,562	236,269
Employee stock purchase plan	1,111,497	926,943
Total	11,945,635	10,414,458

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
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$134	$563	$220	$1,153
Selling, general and administrative	1,561	2,376	2,956	5,170
Total stock-based compensation expense	$1,695	$2,939	$3,176	$6,323
Stock-based compensation of $45,000 and $153,000 was capitalized into inventory for the three and six months ended June 30, 2020, respectively, and $34,000 and $60,000 for the three and six months ended June 30, 2019, respectively. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.
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

	Three and Six Months Ended June 30,
	2020	2019
Options to purchase common stock	5,450	5,716
Restricted stock units	1,627	900
Total	7,077	6,616

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions, and the expected impact that the COVID-19 pandemic will continue to have on our business. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk factors.”
Overview
At Adamas Pharmaceuticals, Inc., our purpose is to make everyday life significantly better for people affected by neurological diseases. We strive to turn this purpose into reality by combining our proven expertise in discovery, development and commercialization with our passion for improving lives. We believe our medicines should be differentiated and provide a meaningful benefit to patients. With one partnered product and a commercial medicine, we are focused on supporting our patient community and growing a portfolio of therapies to reduce the burden of neurological diseases on patients, caregivers, and society.
Our portfolio includes:
Approved Product:
•GOCOVRI® (amantadine) extended release capsules, is the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. It is also the only medicine clinically proven to reduce both dyskinesia and OFF time in that population. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017, with seven years of orphan exclusivity and additional patent protections out to 2034. On January 2, 2020, we announced we had granted Sandoz Inc. a license for its generic version of GOCOVRI as of March 4, 2030, or earlier in certain circumstances typical for such agreements. On June 4, 2020, we announced the FDA had accepted for review our supplemental New Drug Application (sNDA) for GOCOVRI as a treatment for OFF episodes in Parkinson’s disease patients receiving levodopa-based therapy. The anticipated PDUFA action date is February 1, 2021.
Potential Additional Indication for GOCOVRI (amantadine) Extended Release Capsules (ADS-5102):
•ADS-5102 in development for the treatment of walking impairment in patients with multiple sclerosis (“MSW”). We announced topline results from INROADS Phase III trial of ADS-5102 on December 17, 2019. The study met its primary endpoint, showing a potential benefit for patients with walking impairment. Following a comprehensive evaluation of the INROADS Phase III data, including evaluating the ongoing, open label extension study, and engaging with the FDA, the revised product profile and potential path to submission reconfirmed our decision not to initiate further Phase 3 development on June 17, 2020.
Product Candidate (paused):
•ADS-4101 (lacosamide) modified release capsules in development for the treatment of partial onset seizures in patients with epilepsy. In 2019, we placed the development program on hold to focus on other priorities and are currently evaluating the potential value and options for a path forward.
Partnered Product:
•Namzaric® (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under an exclusive license agreement between us and Forest Laboratories Holdings Limited

(“Forest”), an indirect, wholly-owned subsidiary of Allergan plc (collectively, “Allergan”). We began recognizing royalty revenue on net sales of Namzaric in May 2020.
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
Impact on our supply chain
Our GOCOVRI supply chain remains robust and thus far we have observed no disruptions to our inventory on hand or our planned manufacturing schedule. We have an adequate supply of GOCOVRI to address patients’ needs into late 2021. Based on current information, we believe that our partners in our supply chain have been and will continue to operate during the current COVID-19 outbreak.
Impact on our financial condition and capital resources
The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and duration of actions taken to contain or prevent further spread. With already imposed shelter-at-home orders in place, we have observed widespread closure of clinics, and cancellation or rescheduling of patient appointments have been combined with restriction of access to sales representatives in some institutions and a marked increase in telemedicine consultations that may result in further sales reductions. In light of restrictions on travel and in-person meetings, we have also experienced cost reductions related to the transition to virtual formats and other travel related costs, in addition to other certain cost management activities. As of June 30, 2020, we had cash, cash equivalents, and investments of $103.4 million.
Financial operations overview
Summary
As of June 30, 2020, we had cash, cash equivalents, and available-for-sale securities of $103.4 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States. As of June 30, 2020, we had an accumulated deficit of $475.1 million.

In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2020, we have not sold any shares under the sales agreement.
Revenue
Product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We began commercial sales of GOCOVRI in the fourth quarter of 2017, and initiated the full commercial launch via the deployment of our sales team in January 2018.
Royalty revenue consists of royalties from Allergan for sales of Namzaric in the United States, which we began to receive in May 2020.
Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from payments under our license agreement with Allergan for non-refundable upfront license payments, milestone payments and reimbursements for research and development expenses for full-time equivalent employees assigned to the license agreement. There are no further milestone payments to be earned under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to the license agreement to be inconsequential in future periods. Beginning in May 2020, we began to receive tiered royalties from Allergan in the low double digits to mid-teens, as a percent of net sales of Namzaric in the United States. Based on recent trends of Namzaric net sales, we expect the tiered royalty to be in the low double digits through the term of the agreement, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and our current settlement agreements with the Namzaric ANDA filers to date, the earliest date on which any of these agreements grant a license to market a Namzaric ANDA filer’s generic version of Namzaric is January 1, 2025 (or earlier in certain circumstances). Alternatively, the Namzaric ANDA filers with the earliest license date have the option to launch an authorized generic version of Namzaric beginning on January 1, 2026 instead of launching their own generic version of Namzaric on January 1, 2025. For further discussion of Namzaric ANDA filers, see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies”.
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
The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019
GOCOVRI(1)	$2,167	$6,234	$(4,067)	$4,152	$13,276	$(9,124)
ADS-4101(2)	—	1,001	(1,001)	—	2,459	(2,459)
Other research and development expenses	383	1,363	(980)	863	3,077	(2,214)
Total research and development expenses	$2,550	$8,598	$(6,048)	$5,015	$18,812	$(13,797)
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
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We have concluded the two-year Phase 3 open-label study of GOCOVRI, suspended investment in the development of ADS-4101, and completed additional analyses of the data from the INROADS trial for ADS-5102 for MSW and will not initiate further Phase 3 development. Our research and development efforts are focused on completing activities for ADS-5102 for MSW, primarily continuing the open-label extension study through the end of 2020 and publishing the data from the INROADS trial. As a result, we expect research and development costs to decrease from 2019 levels for the foreseeable future, based on this focused strategy.
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
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, consist primarily of personnel and related benefit costs, including stock-based compensation, facilities, professional services, insurance, public company related expenses, charitable contribution expenses, as well as the costs associated with supporting the commercialization of GOCOVRI, reduced to a small degree in certain periods by reimbursement from Allergan for external costs related to supporting prosecution and litigation of intellectual property rights under our license agreement. We anticipate our selling, general and administrative expenses will remain significant and may increase as we continue to support the commercialization of GOCOVRI.

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
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated from period to period in the past and, especially in light of the COVID-19 pandemic, are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the impact on our operations as a result of the COVID-19 pandemic, fluctuations in product sales due to variances in the number of paid prescriptions from period to period, conversions from our free drug trial program to paid prescriptions, and fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Further, we expect the timing of expenditures related to our commercial activities associated with GOCOVRI to vary from period to period, including those associated with the potential label revision for GOCOVRI to include OFF episodes, and potential development of additional product candidates. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not necessarily a good indication of our future performance.

Comparison of the three and six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2020	2019			2020	2019
Product sales	$17,954	$12,691	$5,263	41%	$32,435	$24,356	$8,079	33%
Royalty revenue	840	—	840	NM	840	—	840	NM
Cost of product sales	381	685	(304)	(44)%	953	1,098	(145)	(13)%
Research and development expenses	2,550	8,598	(6,048)	(70)%	5,015	18,812	(13,797)	(73)%
Selling, general and administrative expenses, net	23,177	25,216	(2,039)	(8)%	47,729	52,904	(5,175)	(10)%
Interest and other income, net	215	734	(519)	(71)%	299	1,457	(1,158)	(79)%
Interest expense	3,467	3,797	(330)	(9)%	7,091	7,528	(437)	(6)%
NM – Not meaningful.
The following table summarizes the approximate number of total GOCOVRI paid prescriptions for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2020	2019			2020	2019
GOCOVRI Paid Prescriptions	8,150	6,160	1,990	32%	15,360	11,980	3,380	28%
Product sales
Product sales increased by $5.3 million, or 41%, to $18.0 million for the three months ended June 30, 2020, from $12.7 million for the three months ended June 30, 2019, and increased by $8.1 million, or 33%, to $32.4 million for the six months ended June 30, 2020, from $24.4 million for the six months ended June 30, 2019. The increase in both periods was due to growth in sales of GOCOVRI since its launch, in addition to a 3% price increase that went into effect in January 2020. The approximate number of total paid prescriptions increased by 1,990, or 32%, to 8,150 for the three months ended June 30, 2020, from 6,160 for the three months June 30, 2019, and increased by 3,380, or 28%, to 15,360 for the six months ended June 30, 2020, from 11,980 for the six months ended June 30, 2019.
The approximate number of total paid prescriptions in the first quarter of 2019 was 5,820, in the second quarter of 2019 was 6,160, in the third quarter of 2019 was 6,640, in the fourth quarter of 2019 was 7,160, in the first quarter of 2020 was 7,210, and in the second quarter of 2020 was 8,150. In addition to total paid prescriptions, we monitor new paid prescriptions as a key performance indicator for our business and starting with the first quarter of 2020 are reporting this metric. The approximate number of new paid prescriptions in the first quarter of 2020 was 500 and in the second quarter of 2020 was 370.
Royalty revenue
Royalty revenue was $0.8 million for both the three and six month periods ended June 30, 2020. We began recognizing royalty revenue on net sales of Namzaric in May 2020 and accordingly had no royalty revenue for the three and six months ended June 30, 2019.
Cost of product sales
Cost of product sales decreased by $0.3 million to $0.4 million, or 2% of product sales, for the three months ended June 30, 2020, from $0.7 million, or 5% of product sales, for the three months ended June 30, 2019, and decreased by $0.1 million to $1.0 million, or 3% of product sales, for the six months ended June 30, 2020, from $1.1 million, or 5% of product sales, for the six months ended June 30, 2019. Cost of product sales for the six months ended June 30, 2019 included a one-time charge related to amending our agreement with our CMO. Prior to receiving FDA approval in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. As of June 30, 2020, substantially all the inventory that was previously expensed to research and development had been sold to customers. We do not expect our cost of product sales of GOCOVRI as a percentage of product sales to exceed 6% for the foreseeable future, excluding potential unknown one-time charges.
Research and development expenses
Research and development expenses decreased by $6.0 million, or 70%, to $2.6 million for the three months ended June 30, 2020, from $8.6 million for the three months ended June 30, 2019; and decreased by $13.8 million, or 73%, to $5.0 million for the six months ended June 30, 2020, from $18.8 million for the six months ended June 30, 2019. The decrease in research and development expenses for both periods was mainly attributable to: decreased costs related to clinical activity for our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis mainly due to completion of the Phase 3 INROADS trial at the end of 2019; and decreased costs related to the decision during the second quarter of 2019 to defer additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy. Included in research and development expenses was stock-based compensation expense, which was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, decreased by $2.0 million, or 8%, to $23.2 million for the three months ended June 30, 2020, from $25.2 million for the three months ended June 30, 2019; and decreased by $5.2 million, or 10%, to $47.7 million for the six months ended June 30, 2020, from $52.9 million for the six months ended June 30, 2019. The decrease in selling, general and administrative expenses for both the three and six months ended June 30, 2020, was primarily due to: decreased costs of $1.8 million and $3.4 million, respectively, in personnel related costs including stock-based compensation and other costs due to lower headcount, cost management activities, and certain one-time charges during the three and six months ended June 30, 2019; decreased costs of $2.7 million and $3.6 million, respectively, for GOCOVRI related promotional costs, market research, professional services and other external service costs including legal fees, partially related to the effects associated with COVID-19 and other cost management activities. The decrease in both periods was offset in part by increased costs of $2.5 million and $2.0 million, respectively, for other general corporate expense. Included in selling, general and administrative expenses was stock-based compensation expense, which was $1.6 million and $3.0 million for the three and six months ended June 30, 2020, respectively, compared to $2.4 million and $5.2 million for the three and six months ended June 30, 2019.
Interest and other income, net
Interest and other income, net, for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively, compared to $0.7 million and $1.5 million for the three and six months ended June 30, 2019. The decrease in interest and other income, net, for both the three and six months ended June 30, 2020, was primarily driven by lower interest income earned on lower cash and investment balances.
Interest expense
Interest expense was $3.5 million and $7.1 million for the three and six months ended June 30, 2020, compared to $3.8 million and $7.5 million for the three and six months ended June 30, 2019. The decrease in interest expense for both the three and six months ended June 30, 2020, was mainly related to a lower estimated effective interest rate on our Royalty-Backed Loan with HCRP, offset in part by a higher principal balance.
Liquidity and Capital Resources
Since January 1, 2017, we have funded our operations primarily through sales of our common stock and sales of GOCOVRI, as well as we borrowed $100 million under our Royalty-Backed Loan with HCRP.
In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2020, no shares had been sold under the sales agreement.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from

GOCOVRI, we had not generated any commercial revenue from the sale of our products. Our principal sources of liquidity are our cash, cash equivalents, and investments, which totaled $103.4 million and $132.6 million at June 30, 2020 and December 31, 2019, respectively.
We believe our existing cash, cash equivalents, and investments at June 30, 2020 will be sufficient to fund our projected operating requirements, including commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease and operations related to the open label study for ADS-5102 in MSW, for at least 12 months from the issuance of this quarterly report on Form 10-Q. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic, and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. The duration and severity of the COVID-19 pandemic is unknown and makes projecting the outcome of future developments highly uncertain and cannot be predicted with confidence. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to incur substantial expenses and operating losses for the foreseeable future. We expect to continue significant spending in connection with the commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease, as well as the potential label revision to include OFF episodes, and potential development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all, especially as a result of the economic downturn occurring and expected to continue as a result of the actions taken to contain the spread of COVID-19. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(29,528)	$(43,807)
Investing activities	(5,973)	49,325
Financing activities	265	614
Net increase (decrease) in cash and cash equivalents	$(35,236)	$6,132
Net Cash Used In Operating Activities
Net cash used in operating activities was $29.5 million for the six months ended June 30, 2020 and consisted primarily of our net loss of $27.2 million less non-cash adjustments of $11.3 million, mainly for accretion of interest expense of $7.1 million and stock-based compensation of $3.2 million, in addition to payments related to our Royalty-Backed Loan with HCRP of $5.3 million, coupled with paying down accounts payable and accrued liabilities of $7.1 million.
Net Cash Used In Investing Activities
Net cash used in investing activities was $6.0 million for the six months ended June 30, 2020, mainly as a result of net purchases of available-for-sale securities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2020, as a result of cash proceeds related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on February 25, 2020. There have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the six months ended June 30, 2020.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
With the August 2017 approval of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, we currently are permitted to market or promote it, consistent with the information and data in its approved prescribing information, only for the treatment of dyskinesia and not for other uses. Our current marketing and promotional efforts is limited to the use of information included in or deemed to be consistent with the approved prescribing information for GOCOVRI for the treatment of dyskinesia, including the clinical data and results reflected in the prescribing information. The FDA will need to approve supplemental NDAs for GOCOVRI before we can market the drug for other indications, such as the treatment of OFF episodes in Parkinson’s disease patients receiving levodopa therapy.
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
Risks related to clinical development of potential future product candidates
If we resume development of ADS-4101, or seek to develop additional product candidates that we may develop or acquire, we will face regulatory and development risks.
Although we have placed the development program for ADS-4101 (lacosamide) modified release capsules for the treatment of partial onset seizures in patients with epilepsy on hold, if we determine to resume development of ADS-4101, or develop or acquire other potential product candidates and seek to develop them, we will face regulatory and other development risks. There are risks associated with pursuing clinical trials for potential future product candidates, as we may experience numerous unforeseen events during, or as a result, of clinical studies that could harm our ability to commercialize such products or to receive regulatory approval, including that:
•clinical studies may produce negative or inconclusive results or raise significant safety concerns, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
•even if clinical studies demonstrate statistically significant efficacy and acceptable safety, the FDA or similar authorities outside the United States may not consider the results of our studies to be sufficient for approval or we may not receive approval in a timely manner, especially in light of the COVID-19 pandemic;
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
•the supply or quality of materials necessary to conduct clinical studies may be insufficient or inadequate, especially in light of the COVID-19 pandemic;
•our new product discovery or research program may not be successful or warrant clinical development;
•successfully completing the development program in a timely manner, especially in light of the COVID-19 pandemic;
•commercializing our products, if approved, including marketing, sales, and distribution of the product independently or in partnership with another company;
•acceptance by the medical community and patients of the approved product;
•coverage and adequate reimbursement by third party payers;
•willingness and ability of patients to pay out of pocket for the products;
•effectively competing with other approved or used medicines and future compounds in development;
•continued demonstration of an acceptable safety profile following approval; and
•obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
If we are forced to delay or abandon development of our products, especially in light of the COVID-19 pandemic, our business, results of operations, and financial condition will be materially and adversely harmed.

We may expend our limited resources to pursue a particular product or indication and fail to capitalize on products or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we may choose to focus on research programs and products for specific indications. As a result, we may forego or delay pursuit of opportunities with our product candidate or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our investment in current and future research and development programs and product candidates for specific indications may not yield any commercially viable products for us or future partners.
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
Risks related to our reliance on third parties
We rely on third-party organizations to manufacture, supply, and distribute GOCOVRI. If one of these organizations fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new third party vendors and/or face delays in the commercialization and supply of GOCOVRI.
We do not own facilities for clinical and commercial manufacturing of GOCOVRI, and we rely upon third-party contract manufacturing organizations to manufacture, serialize and supply drug product for our clinical studies and to meet commercial demand. If our manufacturers were to encounter difficulties with production costs and yields, quality control, including stability of GOCOVRI and quality assurance testing, shortages of qualified personnel, especially in light of the COVID-19 pandemic, or fail to comply with strictly enforced cGMP requirements, other federal and state regulatory requirements, our commercial supply of GOCOVRI could be jeopardized. We have little control over our manufacturers’ operations or their compliance with applicable regulations and standards. Any delay or interruption in the supply of clinical study materials or commercial product could cause delays in our clinical programs, harm our ability to gain approval from regulatory authorities, and potentially disrupt patient access to our approved products. These events would substantially harm our business, reputation and stock price.
We also rely on a single specialty pharmacy to distribute and provide access to GOCOVRI for the vast majority of our patients. Accordingly, this specialty pharmacy is our largest customer representing approximately 96% of our product revenue. If this specialty pharmacy fails to perform, it could materially harm our business.

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
We rely on a single source third-party contract manufacturing organization for the manufacture and supply of our drug substances and drug product for GOCOVRI.
Although we have supply agreements with two drug substance suppliers, only one is currently manufacturing at commercial scales required for GOCOVRI. In addition, we also currently rely on a single drug product manufacturer for GOCOVRI. We continue to seek additional long-term supply agreements with suppliers and supplier qualifications. A failure of our single source manufacturer or drug substance supplier or our failure to qualify at least one other manufacturer organization on a timely basis, especially in light of the current COVID-19 pandemic, and validate the manufacturing process employed at that manufacturer or supplier could delay or harm commercialization of GOCOVRI. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts and obtain regulatory approvals and qualifications, which would adversely affect our business. New suppliers of any drug substance would be required to be qualified under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract manufacturing organizations were not able to manufacture our drug substance or drug product or provide the requisite services, our business and financial condition would be materially adversely affected.
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
The research, development, manufacturing, quality control, labeling, approval, safety, effectiveness, storage, record keeping, reporting, selling, import, export, advertising, promotion, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, and by regulatory authorities in other countries, with different regulations from country to country. We are not permitted to market our products in the United States or other countries until we receive regulatory approvals. In August 2017, GOCOVRI was FDA-approved for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. The FDA will need to approve supplemental NDAs for GOCOVRI before we can market the drug for other indications, such as the treatment of OFF episodes in Parkinson’s disease patients receiving levodopa therapy.

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
Risks related to intellectual property
Our ability to successfully commercialize GOCOVRI and any product candidates may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our products and product candidates.
Our success depends in large part on our ability to obtain and maintain exclusivity, patent(s), and other intellectual property protection in the United States and in other countries with respect to GOCOVRI, our product candidates, and any in- and out-licensed programs. We have sought to protect GOCOVRI and our product candidate(s) by filing patent applications in the United States and abroad related to our novel discoveries, technologies, and products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our discoveries or technologies or from developing competing products and technologies.
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
Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property for GOCOVRI, our partnered products, any product candidates, and any in- and out-licensed programs. To counter infringement or unauthorized use, we or our licensees may be required to file infringement claims, which can be expensive and time-consuming. For example, on February 16, 2018, Osmotica Pharmaceuticals LLC and Vertical Pharmaceuticals LLC (“Osmotica”) filed an action against us in U.S. District Court for the state of Delaware, requesting a declaratory judgment that Osmotica’s newly-approved product Osmolex ER™ (amantadine) extended release tablets does not infringe certain of our patents. For further information, see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)”.
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
Risks related to Namzaric®
Under our license agreement with Allergan, if Allergan fails to successfully commercialize Namzaric for any reason or if the license agreement with Allergan is terminated, the royalties we are eligible to receive under our license agreement with Allergan may not occur or may be minimal, and would have a negative impact on our revenue potential and harm our business.
In November 2012, we entered into a license agreement with Allergan pursuant to which we granted Allergan a right to develop and commercialize Namzaric in the United States. Under that agreement, we began to receive royalties from Allergan on the net sales of Namzaric, starting in May 2020. If for any reason Allergan fails to successfully commercialize Namzaric, on which we are eligible to receive royalties in the low double digits to mid-teens, we may not receive such future royalties or receive minimal amounts, and our business may be harmed. Even if we do receive royalties, based on recent trends of Namzaric net sales, we expect the tiered royalty to be in the low double digits through the term of the agreement.
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
•pricing and reimbursement policies with respect to GOCOVRI and our product candidate, if approved, and the competitive response from existing and potential future therapeutic approaches that compete with our products and product candidate;
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business. We have entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of June 30, 2020, we have not made any sales under this facility. As of June 30, 2020, we had approximately $103.4 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case, especially in light of the uncertainties related to, and the duration of, the COVID-19 pandemic.
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
•investigate ADS-5102 in preclinical and clinical trials for potentially other indications;
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
Interest and principal on the loan will be payable from the proceeds of royalty on U.S. net sales of GOCOVRI and up to $15 million of our annual royalties from Allergan on U.S. net sales of Namzaric. The HCRP notes mature in December 2026, if not earlier repaid.
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
•results of clinical studies of product candidates we may choose to develop or those of our competitors;
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
As of December 31, 2019, we had federal and, subject to the recent California franchise tax law change affecting California state net operating losses mentioned below, state net operating loss carryforwards of $354.4 million and $325.8 million, respectively. Portions of the federal net operating loss carryforwards will begin to expire, if not utilized, beginning in 2025, and the state net operating loss carryforward begins expiring in 2028. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current federal income tax law, federal net operating losses incurred in taxable years beginning after December 31, 2017, and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is still uncertain if and to what extent various states will conform to the changes in federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	August 6, 2020	/s/ Neil F. McFarlane
Neil F. McFarlane
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2020	/s/ Christopher B. Prentiss
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)