Form 10-Q
period 2020-09-30
Adamas Pharmaceuticals Inc
filed 2020-11-05
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 30, 2020, was 28,520,519.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$50,803	$65,774
Available-for-sale securities	41,674	66,833
Accounts receivable, net	7,648	5,770
Inventory	6,854	5,267
Prepaid expenses and other current assets	16,962	6,676
Total current assets	123,941	150,320
Property and equipment, net	1,789	2,449
Operating lease right-of-use assets	7,033	8,048
Prepaid expenses and other non-current assets	38	1,341
Total assets	$132,801	$162,158
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$4,711	$6,932
Accrued liabilities	14,142	16,117
Current portion of long-term debt	3,232	2,041
Other current liabilities	9,401	1,858
Total current liabilities	31,486	26,948
Long-term debt	126,573	125,674
Long-term portion of operating lease liabilities	6,934	8,272
Other non-current liabilities	2,426	2,157
Total liabilities	167,419	163,051
Commitments and Contingencies (Note 7)
Stockholders’ deficit
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 28,520,519 and 27,964,778 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	33	33
Additional paid-in capital	452,331	446,942
Accumulated other comprehensive income	32	16
Accumulated deficit	(487,014)	(447,884)
Total stockholders’ deficit	(34,618)	(893)
Total liabilities and stockholders’ deficit	$132,801	$162,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales	$18,970	$13,933	$51,405	$38,289
Royalty revenue	1,206	—	2,046	—
Total revenues	20,176	13,933	53,451	38,289
Costs and operating expenses:
Cost of product sales	488	929	1,441	2,027
Research and development	2,333	6,042	7,348	24,854
Selling, general and administrative, net	26,120	31,180	73,849	84,084
Total costs and operating expenses	28,941	38,151	82,638	110,965
Loss from operations	(8,765)	(24,218)	(29,187)	(72,676)
Interest and other income, net	355	512	654	1,969
Interest expense	(3,506)	(3,876)	(10,597)	(11,404)
Net loss	$(11,916)	$(27,582)	$(39,130)	$(82,111)
Net loss per share, basic and diluted	$(0.42)	$(0.99)	$(1.39)	$(2.97)
Weighted average shares used in computing net loss per share, basic and diluted	28,376	27,778	28,200	27,605
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,916)	$(27,582)	$(39,130)	$(82,111)
Other comprehensive income (loss)
Reclassification of realized gain on available-for-sale securities recognized in interest and other income, net	—	—	(34)	—
Unrealized gain (loss) on available-for-sale securities	(88)	(34)	50	333
Total other comprehensive income (loss)	(88)	(34)	16	333
Comprehensive loss	$(12,004)	$(27,616)	$(39,114)	$(81,778)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	27,434,358	$32	$432,815	$(264)	$(342,698)	$89,885
Exercise of stock options	18,230	—	49	—	—	49
Restricted stock units vested	67,391	—	—	—	—	—
Other comprehensive income	—	—	—	230	—	230
Stock-based compensation	—	—	3,410	—	—	3,410
Net loss	—	—	—	—	(29,658)	(29,658)
Balances at March 31, 2019	27,519,979	32	436,274	(34)	(372,356)	63,916
Exercise of stock options	65,064	—	99	—	—	99
Restricted stock units vested	12,860	—	—	—	—	—
Stock issued under employee stock purchase plan	112,304	—	449	—	—	449
Other comprehensive income	—	—	—	137	—	137
Stock-based compensation	—	—	2,973	—	—	2,973
Net loss	—	—	—	—	(24,871)	(24,871)
Balances at June 30, 2019	27,710,207	$32	$439,795	$103	$(397,227)	$42,703
Exercise of stock options	91,332	—	133	—	—	133
Restricted stock units vested	56,187	—	—	—	—	—
Other comprehensive loss	—	—	—	(34)	—	(34)
Stock-based compensation	—	—	4,537	—	—	4,537
Net loss	—	—	—	—	(27,582)	(27,582)
Balances at September 30, 2019	27,857,726	$32	$444,465	$69	$(424,809)	$19,757

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2019	27,964,778	$33	$446,942	$16	$(447,884)	$(893)
Exercise of stock options	61,766	—	42	—	—	42
Restricted stock units vested	131,661	—	—	—	—	—
Other comprehensive income	—	—	—	57	—	57
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	—	(16,648)	(16,648)
Balances at March 31, 2020	28,158,205	33	448,573	73	(464,532)	(15,853)
Restricted stock units vested	28,541	—	—	—	—	—
Stock issued under employee stock purchase plan	95,094	—	223	—	—	223
Other comprehensive income	—	—	—	47	—	47
Stock-based compensation	—	—	1,740	—	—	1,740
Net loss	—	—	—	—	(10,566)	(10,566)
Balances at June 30, 2020	28,281,840	$33	$450,536	$120	$(475,098)	$(24,409)
Exercise of stock options	171,159	—	115	—	—	115
Restricted stock units vested	67,520	—	—	—	—	—
Other comprehensive loss	—	—	—	(88)	—	(88)
Stock-based compensation	—	—	1,680	—	—	1,680
Net loss	—	—	—	—	(11,916)	(11,916)
Balances at September 30, 2020	28,520,519	$33	$452,331	$32	$(487,014)	$(34,618)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(39,130)	$(82,111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	660	958
Stock-based compensation	4,803	10,786
Accretion of interest expense	10,597	11,404
Change in fair value of embedded derivative liability	269	287
Net accretion of discounts and amortization of premiums of available-for-sale securities	(152)	(997)
Realized gain on available-for-sale securities	(55)	—
Provision for write-down of inventory	340	618
Changes in assets and liabilities
Accrued interest of available-for-sale securities	352	223
Accounts receivable, net	(1,878)	(25)
Inventory	(1,399)	(570)
Prepaid expenses and other assets	(8,983)	953
Operating lease right-of-use assets	1,061	681
Accounts payable	(2,382)	178
Current portion of long-term debt	(8,507)	(4,708)
Long-term portion of operating lease liabilities	(1,253)	(791)
Accrued liabilities and other liabilities	5,276	648
Net cash used in operating activities	(40,381)	(62,466)
Cash flows from investing activities
Purchases of property and equipment	—	(18)
Purchases of available-for-sale securities	(68,936)	(56,645)
Maturities of available-for-sale securities	76,900	133,750
Sales of available-for-sale securities	17,066	—
Net cash provided by investing activities	25,030	77,087
Cash flows from financing activities
Proceeds from Paycheck Protection Program Loan	2,650	—
Repayment of Paycheck Protection Program Loan	(2,650)	—
Proceeds from issuance of common stock upon exercise of stock options	157	298
Proceeds from employee stock purchase plan	223	449
Net cash provided by financing activities	380	747
Net increase (decrease) in cash and cash equivalents	(14,971)	15,368
Cash and cash equivalents at beginning of period	65,774	56,605
Cash and cash equivalents at end of period	$50,803	$71,973
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$46	$8,896
Stock-based compensation capitalized in inventory	$206	$134
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     DESCRIPTION OF BUSINESS
Adamas Pharmaceuticals, Inc. (the “Company”) is a commercial-stage pharmaceutical company focused on supporting its patient community and growing a portfolio of therapies to reduce the burden of neurological diseases on patients, caregivers, and society. In August 2017, the U.S. Food and Drug Administration (FDA) approved GOCOVRI® (amantadine) extended release capsules, the first and only FDA-approved medication indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications. In November 2012, the Company granted Forest Laboratories Holdings Limited “Forest”, an indirect wholly-owned subsidiary of Allergan plc (collectively “Allergan”) an exclusive license, with right to sublicense, certain of the Company’s intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric® for the treatment of moderate to severe dementia related to Alzheimer’s disease. In May 2020, the Company became entitled to receive royalties at rates in the low double digits to mid-teens from Allergan for sales of Namzaric in the United States.
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

Risks and Uncertainties
The outbreak of the novel Coronavirus (“COVID-19”), which is understood to have begun in December 2019, continues to grow both within the U.S. and globally. The World Health Organization has declared the outbreak of COVID-19 to be a pandemic, and the U.S. federal government has declared it a national emergency. The Company is subject to risks and uncertainties as a result of the outbreak of COVID-19. Despite disruptions to the Company’s business operations, the COVID-19 pandemic did not significantly impact GOCOVRI prescription refill rates for the three and nine months ended September 30, 2020, and thus far management has observed no disruptions to its inventory on hand or planned manufacturing schedule. However, new prescription rates have been impacted due to several factors, including: a fluid environment in which office practices are changing frequently including many healthcare providers have temporarily closed their offices or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and the sales force has moved to a mix of virtual and live interactions with healthcare providers, adapting to the local environment. While management believes this initial decline and continued impact on new prescriptions to be temporary, the duration and severity is dependent on future developments, including new information that may emerge concerning the actions taken to contain or prevent further spread, all of which are highly uncertain and cannot be predicted with confidence.
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
In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC, pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2020, no shares had been sold under the sales agreement.
As of September 30, 2020, the Company had $92.5 million of cash, cash equivalents, and investments, which management believes will be sufficient to fund its projected operating requirements, including continued commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease and operations related to completing activities for ADS-5102 for MSW, for at least 12 months from the issuance of this quarterly report on Form 10-Q. However, it is possible that the Company will not achieve the progress it expects, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic.
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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$26,178	$26,178	$—	$—
Corporate debt	10,679	—	10,679	—
U.S. Treasury securities	30,995	—	30,995	—
Total assets measured at fair value	$67,852	$26,178	$41,674	$—
Liabilities:
Embedded derivative liability	$2,426	$—	$—	$2,426
Total liabilities measured at fair value	$2,426	$—	$—	$2,426

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$27,720	$27,720	$—	$—
Corporate debt	22,576	—	22,576	—
U.S. Treasury securities	37,811	—	37,811	—
Commercial paper	10,928	—	10,928	—
Total assets measured at fair value	$99,035	$27,720	$71,315	$—
Liabilities:
Embedded derivative liability	$2,157	$—	$—	$2,157
Total liabilities measured at fair value	$2,157	$—	$—	$2,157
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

At September 30, 2020, the embedded derivative related to the Royalty-Backed Loan was the only recurring fair value measurement with Level 3 unobservable inputs. A risk-adjusted discount rate of 18.4% and a probability of a change in control of 3.0% were applied to calculate the value of the embedded derivative. Significant increases (or decreases) in the discount rate, and significant increases (or decreases) in the probability of a change in control would result in a significantly higher (or lower) fair value measurement.
The following table sets forth changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$2,595	$1,501	$2,157	$1,352
Change in fair value included in interest and other income, net	(169)	138	269	287
Ending balance	$2,426	$1,639	$2,426	$1,639
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2020 and 2019.

4.     INVESTMENTS
The Company’s investments consist of corporate debt, U.S. Treasury securities, and commercial paper classified as available-for-sale securities.
The Company limits the amount of investment exposure as to institution, maturity, and investment type. To mitigate credit risk, the Company invests in investment grade corporate debt, U.S. Treasury securities, and commercial paper. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses are reclassified from other comprehensive income (loss) to other income on the condensed consolidated statements of operations when incurred. The Company may pay a premium or receive a discount upon the purchase of available-for-sale securities. Interest earned and gains realized on available-for-sale securities and amortization of discounts received and accretion of premiums paid on the purchase of available-for-sale securities are included in investment income.
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$10,649	$30	$—	$10,679
U.S. Treasury securities	30,993	2	—	30,995
Total	$41,642	$32	$—	$41,674
Reported as:
Short-term investments	$41,642	$32	$—	$41,674
Total	$41,642	$32	$—	$41,674

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$22,582	$3	$(9)	$22,576
U.S. Treasury securities	37,789	22	—	37,811
Commercial paper	6,446	—	—	6,446
Total	$66,817	$25	$(9)	$66,833
Reported as:
Short-term investments	$66,817	$25	$(9)	$66,833
Total	$66,817	$25	$(9)	$66,833
Short-term investments include accrued interest of $0.1 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively. For the three and nine months ended September 30, 2020, there were gross realized gains on investments of $0 and $55,000, respectively, and no gross realized losses for both periods. There were no gross realized gains or losses on investments for the three and nine months ended September 30, 2019. Realized gains are reflected in interest and other income, net, in the condensed consolidated statements of operations, using the specific-identification method. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. The Company had no investments with a maturity date greater than 12 months as of September 30, 2020 and December 31, 2019. All investments with unrealized losses at September 30, 2020 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.     INVENTORY
If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to net realizable value in the period it is identified. During the nine months ended September 30, 2020 and 2019, the Company recorded a $0.3 million and $0.6 million, respectively, provision for the write-down of inventory to cost of sales. Inventory consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$802	$1,057
Work-in-process	3,465	1,925
Finished goods	2,587	2,285
Total inventory	$6,854	$5,267

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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three and nine months ended September 30, 2020 and 2019, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
In addition, the Company may earn tiered royalty payments based on net sales of Namzaric and Namenda XR. Beginning in May 2020, the Company became entitled to receive royalties at rates in the low double digits to mid-teens from Allergan for sales of Namzaric in the United States. The Company recognized $1.2 million and $2.0 million in

Namzaric royalty revenue for the three and nine months ended September 30, 2020, respectively, and recognized no royalty revenue for the three and nine months ended September 30, 2019. Accrued revenue related to Namzaric royalties is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including Namzaric, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and the Company’s current settlement agreements with the Namzaric ANDA filers to date, the earliest date on which any of these agreements grant a license to market a Namzaric ANDA filer’s generic version of Namzaric is January 1, 2025 (or earlier in certain circumstances). Alternatively, the Namzaric ANDA filers with the earliest license date have the option to launch an authorized generic version of Namzaric beginning on January 1, 2026 instead of launching their own generic version of Namzaric on January 1, 2025. For further discussion of Namzaric ANDA filers, see Litigation and Other Legal Proceedings in “Note 7 – Commitments and Contingencies”. Beginning in June 2018, the Company was entitled to receive royalties at rates in the low to mid-single digits for sales of Namenda XR in the United States. The Company does not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.

7.     COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into agreements for the supply of active pharmaceutical ingredient with Moehs Ibérica, S.L. and AMSA S.p.A., and the manufacture of commercial supply of GOCOVRI with Catalent Pharma Solutions, LLC. Under the terms of the agreements, the Company will supply the vendors with non-cancelable firm commitment purchase orders. The Company has also entered into other agreements with certain vendors for the provision of services, including services related to data access and packaging, under which the Company is contractually obligated to make certain payments to the vendors.
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
On July 1, 2020, the Company received a letter dated June 29, 2020, notifying the Company that Zydus Worldwide DMCC (“Zydus Worldwide”) submitted to the FDA an ANDA for Amantadine Extended-Release Capsules, 68.5 mg and 137 mg that contains certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV) with respect to the Company’s U.S. Patent Nos. 8,389,578; 8,741,343; 8,796,337; 8,889,740; 8,895,614; 8,895,615; 8,895,616; 8,895,617; 8,895,618; 9,867,791; 9,867,792; 9,867,793; 9,877,933; and 10,154,971, that these patents are invalid or will not be infringed by the manufacture, use or sale of Zydus Worldwide’s Amantadine Extended-Release Capsules, 68.5 mg and 137 mg. On August 13, 2020, the Company filed a lawsuit against Zydus Worldwide and Zydus Pharmaceuticals (USA), Inc. (collectively “Zydus”) alleging infringement of those patents and U.S. Patent No. 10,646,456 by Zydus in the United States District Court for the District of New Jersey. This action is ongoing and is in an early stage. U.S. Patent No. 10,646,456 was not listed in the Orange Book at the time Zydus Worldwide filed its ANDA, but on or about September 3, 2020, the Company received a letter dated September 2, 2020, notifying the Company that Zydus Worldwide submitted a certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV) with respect to the Company’s U.S. Patent No. 10,646,456 with respect to its ANDA for Amantadine Extended-Release Capsules, 68.5 mg and 137 mg.
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
On May 13, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed in California Superior Court for the County of Alameda (Case No. RG1901875). The lawsuit alleges violations of the Securities Act of 1933 by the Company and certain of the Company’s current and former directors and officers for allegedly making false statements and omissions in the registration statement and prospectus filed by the Company in connection with its January 24, 2018, secondary public offering of common stock. On October 29, 2020, Adamas signed a Memorandum of Understanding to settle this lawsuit for a payment of $7.5 million to eligible settlement class members in resolution of claims asserted against the Company, its officers, directors, and the other defendants. The settlement will be paid by the Company’s Director & Officer liability insurance. As a result of signing the Memorandum of Understanding and the potential liability becoming probable and estimable, the Company has recorded a litigation settlement liability of $7.5 million, which is included in other current liabilities on the Condensed Consolidated Balance Sheets. Additionally, the Company has recorded an insurance litigation recovery of $7.5 million within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, which represents the estimated insurance proceeds agreed with the Company’s insurance carrier in excess of the Company’s retention. The Company and the other defendants continue to deny each of the plaintiff’s claims and all liability. The Company has agreed to the settlement to resolve the disputes, avoid the costs and risks of further litigation, and avoid further distractions to management. This settlement remains subject to final documentation and approval by the court. A final non-appealable closure of this court action is expected in mid-2021.
On December 10, 2019, another putative class action lawsuit alleging violations of the federal securities laws was filed in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by the Company and certain of the Company’s current and former officers. On March 16, 2020, a shareholder derivative lawsuit was filed in federal court in the Northern District of California (Case No. 4:20-cv-01815). This lawsuit alleges breaches of fiduciary duty and violations of the Securities Exchange Act of 1934 by certain of the Company’s current and former directors and officers. The Company is named as a nominal defendant only. On April 6, 2020, another, virtually identical, shareholder derivative lawsuit was filed in federal court in the Northern District of California (Case No. 4:20-cv-02320). This lawsuit contains the same allegations, claims, and defendants as the first derivative action. Other similar cases may be filed in the future. In all of these actions, Plaintiffs seek unspecified monetary damages and other relief. These actions are ongoing. The Company believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
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
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCRP a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount and are being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.5 million and $10.6 million for the three and nine months ended September 30, 2020, respectively, and $3.9 million and $11.4 million for the three and nine months ended September 30, 2019, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI after the principal amount is paid, and amortization of the debt discount. The effective interest rate as of September 30, 2020 on the amounts borrowed under the Royalty-Backed Loan, including the amortization of the debt discount, was 13.0%.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	September 30, 2020	December 31, 2019
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(52,620)	(63,217)
Less: Payments made	(17,575)	(9,068)
Carrying value of loans payable	$129,805	$127,715
Less: Current portion of long-term debt	(3,232)	(2,041)
Non-current portion of long-term debt	$126,573	$125,674
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $105.3 million as of September 30, 2020. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in Note 3.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2020, no shares have been sold under the Sales Agreement.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	September 30, 2020	December 31, 2019
Common stock awards issued and outstanding	7,028,987	6,874,633
Authorized for future issuance under 2014 Equity Incentive Plan	3,423,936	2,376,613
Authorized for future issuance under 2016 Inducement Plan	142,536	236,269
Employee stock purchase plan	1,111,497	926,943
Total	11,706,956	10,414,458

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

Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$68	$386	$288	$1,539
Selling, general and administrative	1,559	4,077	4,515	9,247
Total stock-based compensation expense	$1,627	$4,463	$4,803	$10,786
Stock-based compensation of $53,000 and $206,000 was capitalized into inventory for the three and nine months ended September 30, 2020, respectively, and $74,000 and $134,000 for the three and nine months ended September 30, 2019, respectively. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

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

	Three and Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	5,469	5,483
Restricted stock units	1,560	872
Total	7,029	6,355

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions, and the expected impact that the COVID-19 pandemic will continue to have on our business. Our actual results could differ materially from those discussed in these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk factors.”

Overview
At Adamas Pharmaceuticals, Inc., our purpose is to make everyday life significantly better for people affected by neurological diseases. We strive to turn this purpose into reality by combining our proven expertise in discovery, development and commercialization with our passion for improving lives. We believe our medicines should be differentiated and provide a meaningful benefit to patients. With partnered products and a commercial medicine, we are focused on supporting our patient community and growing a portfolio of therapies to reduce the burden of neurological diseases on patients, caregivers, and society.
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
Partnered Products:
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
•Namenda XR® (memantine hydrochloride) extended release capsules for the treatment of moderate to severe dementia of an Alzheimer’s type, marketed in the United States by Allergan plc under the Forest license agreement. We do not expect to receive royalties on net sales of Namenda XR, due to the entry of generic versions of Namenda XR.
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
Impact on our ability to sell GOCOVRI
We continue to see stable GOCOVRI prescription refill rates due to our continued strong patient persistence, adequate supply of GOCOVRI, and patient access to GOCOVRI through distribution from our specialty pharmacy directly to a patient’s home. However, we have seen that new prescription rates have been impacted due to several factors, including: a fluid environment in which office practices are changing frequently including many healthcare providers have temporarily closed their offices or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and our sales force has moved to a mix of virtual and live interactions with healthcare providers, adapting to the local environment. While we believe this initial decline and continued impact on new prescriptions to be temporary, the duration and severity is dependent on future developments, which are highly uncertain and cannot be predicted with confidence.
Impact on our supply chain
Our GOCOVRI supply chain remains robust and thus far we have observed no disruptions to our inventory on hand or our planned manufacturing schedule. In October 2020, the FDA approved our sNDA for AMSA S.p.A. as a secondary supplier of active pharmaceutical ingredient for GOCOVRI. We have an adequate supply of GOCOVRI to address patients’ needs into mid-2022. Based on current information, we believe that our partners in our supply chain have been and will continue to operate during the current COVID-19 outbreak.
Impact on our financial condition and capital resources
The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and duration of actions taken to contain or prevent further spread. With already imposed shelter-at-home orders in place, we have observed widespread closure of clinics, and cancellation or rescheduling of patient appointments have been combined with restriction of access to sales representatives in some institutions and a marked increase in telemedicine consultations that may result in further sales reductions. In light of restrictions on travel and in-person meetings, we have also experienced cost reductions related to the transition to virtual formats and other travel related costs, in addition to other certain cost management activities. As of September 30, 2020, we had cash, cash equivalents, and investments of $92.5 million.

Financial operations overview
Summary
As of September 30, 2020, we had cash, cash equivalents, and available-for-sale securities of $92.5 million. We are commercializing GOCOVRI through our deployed sales force targeting neurologists and movement disorder specialists in the United States. As of September 30, 2020, we had an accumulated deficit of $487.0 million.
In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2020, we have not sold any shares under the sales agreement.
Revenue
Product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017. We began commercial sales of GOCOVRI in the fourth quarter of 2017, and initiated the full commercial launch via the deployment of our sales team in January 2018.
Royalty revenue consists of royalties from Allergan for sales of Namzaric in the United States, which we began to recognize in May 2020.
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
The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019
GOCOVRI(1)	$2,031	$5,551	$(3,520)	$6,183	$18,827	$(12,644)
ADS-4101(2)	—	48	(48)	—	2,507	(2,507)
Other research and development expenses	302	443	(141)	1,165	3,520	(2,355)
Total research and development expenses	$2,333	$6,042	$(3,709)	$7,348	$24,854	$(17,506)
(1)Includes program costs we incurred for GOCOVRI (formerly referred to as ADS-5102) for the treatment of dyskinesia in patients with Parkinson’s disease, and ADS-5102 (GOCOVRI) for additional potential CNS indications, including for the treatment of walking impairment in patients with multiple sclerosis.
(2)We placed the ADS-4101 development program on hold during the quarter ended June 30, 2019.
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

Comparison of the three and nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2020	2019			2020	2019
Product sales	$18,970	$13,933	$5,037	36%	$51,405	$38,289	$13,116	34%
Royalty revenue	1,206	—	1,206	NM	2,046	—	2,046	NM
Cost of product sales	488	929	(441)	(47)%	1,441	2,027	(586)	(29)%
Research and development expenses	2,333	6,042	(3,709)	(61)%	7,348	24,854	(17,506)	(70)%
Selling, general and administrative expenses, net	26,120	31,180	(5,060)	(16)%	73,849	84,084	(10,235)	(12)%
Interest and other income, net	355	512	(157)	(31)%	654	1,969	(1,315)	(67)%
Interest expense	3,506	3,876	(370)	(10)%	10,597	11,404	(807)	(7)%
NM – Not meaningful.
The following table summarizes the approximate number of total GOCOVRI paid prescriptions for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2020	2019			2020	2019
GOCOVRI Paid Prescriptions	7,930	6,640	1,290	19%	23,290	18,620	4,670	25%
Product sales
Product sales increased by $5.0 million, or 36%, to $19.0 million for the three months ended September 30, 2020, from $13.9 million for the three months ended September 30, 2019, and increased by $13.1 million, or 34%, to $51.4 million for the nine months ended September 30, 2020, from $38.3 million for the nine months ended September 30, 2019. The increase in both periods was due to growth in sales of GOCOVRI since its launch, in addition to a 3% price increase that went into effect in January 2020. The approximate number of total paid prescriptions increased by 1,290, or 19%, to 7,930 for the three months ended September 30, 2020, from 6,640 for the three months September 30, 2019, and increased by 4,670, or 25%, to 23,290 for the nine months ended September 30, 2020, from 18,620 for the nine months ended September 30, 2019.
The approximate number of total paid prescriptions in the first quarter of 2019 was 5,820, in the second quarter of 2019 was 6,160, in the third quarter of 2019 was 6,640, in the fourth quarter of 2019 was 7,160, in the first quarter of 2020 was 7,210, in the second quarter of 2020 was 8,150, and in the third quarter of 2020 was 7,930. In addition to total paid prescriptions, we monitor new paid prescriptions as a key performance indicator for our business and starting with the first quarter of 2020 are reporting this metric. The approximate number of new paid prescriptions in the first quarter of 2020 was 500, in the second quarter of 2020 was 370, and in the third quarter of 2020 was 430.
Royalty revenue
Royalty revenue was $1.2 million and $2.0 million for the three and nine month periods ended September 30, 2020, respectively. We began recognizing royalty revenue on net sales of Namzaric in May 2020 and accordingly had no royalty revenue for the three and nine months ended September 30, 2019.
Cost of product sales
Cost of product sales decreased by $0.4 million to $0.5 million, or 3% of product sales, for the three months ended September 30, 2020, from $0.9 million, or 7% of product sales, for the three months ended September 30, 2019, and decreased by $0.6 million to $1.4 million, or 3% of product sales, for the nine months ended September 30, 2020, from $2.0 million, or 5% of product sales, for the nine months ended September 30, 2019. Included in cost of product sales for the three and nine months ended September 30, 2019, is a provision for the write-down of inventory, in addition to a one-time charge related to amending our agreement with our CMO during the nine months ended September 30, 2019. Prior to receiving FDA approval in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. As of September 30, 2020, substantially all the inventory that was previously expensed to research and development had been sold to customers. We do not expect our cost of product sales of GOCOVRI as a percentage of product sales to exceed 6% for the foreseeable future, excluding potential unknown one-time charges.
Research and development expenses
Research and development expenses decreased by $3.7 million, or 61%, to $2.3 million for the three months ended September 30, 2020, from $6.0 million for the three months ended September 30, 2019, and decreased by $17.5 million, or 70%, to $7.3 million for the nine months ended September 30, 2020, from $24.9 million for the nine months ended September 30, 2019. The decrease in research and development expenses for both periods was mainly attributable to: decreased costs related to clinical activity for our Phase 3 study in support of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis mainly due to completion of the Phase 3 INROADS trial at the end of 2019; and for the nine months ended September 30, 2020, decreased costs related to the decision during the second quarter of 2019 to defer additional investment in the development of our product candidate ADS-4101 for the treatment of partial onset seizures in patients with epilepsy, coupled with decreased costs related to early stage programs. Included in research and development expenses was stock-based compensation expense, which was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, compared to $0.4 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net, decreased by $5.1 million, or 16%, to $26.1 million for the three months ended September 30, 2020, from $31.2 million for the three months ended September 30, 2019, and decreased by $10.2 million, or 12%, to $73.8 million for the nine months ended September 30, 2020, from $84.1 million for the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses for both the three and nine months ended September 30, 2020, was primarily due to: decreased costs of approximately $5.0 million and $8.4 million, respectively, in personnel related costs, including stock-based compensation and other certain one-time charges in conjunction with a consulting agreement entered into during the prior year with our former Chief Executive Officer; and decreased costs of approximately $1.9 million and $1.7 million, respectively, related to legal fees, cost management activities, and other general corporate expense. The decrease for the three months ended September 30, 2020, was offset in part by an increase of approximately $1.8 million for GOCOVRI related promotional costs, market research, and other external professional services, as compared to the same period in the prior year. Included in selling, general and administrative expenses was stock-based compensation expense, which was $1.6 million and $4.5 million for the three and nine months ended September 30, 2020, respectively, compared to $4.1 million and $9.2 million for the three and nine months ended September 30, 2019.
Interest and other income, net
Interest and other income, net, for the three and nine months ended September 30, 2020 was $0.4 million and $0.7 million, respectively, compared to $0.5 million and $2.0 million for the three and nine months ended September 30, 2019. The decrease in interest and other income, net, for both the three and nine months ended September 30, 2020, was primarily driven by lower interest income earned on lower cash and investment balances, and during the three months ended September 30, 2020, the decrease was offset in part by a $0.2 million change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HRCP.
Interest expense
Interest expense was $3.5 million and $10.6 million for the three and nine months ended September 30, 2020, compared to $3.9 million and $11.4 million for the three and nine months ended September 30, 2019. The decrease in interest expense for both the three and nine months ended September 30, 2020, was mainly related to a lower estimated effective interest rate on our Royalty-Backed Loan with HCRP, offset in part by a higher principal balance.

Liquidity and Capital Resources
Since January 1, 2017, we have funded our operations primarily through sales of our common stock and sales of GOCOVRI, as well as we borrowed $100 million under our Royalty-Backed Loan with HCRP.

In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2020, no shares had been sold under the sales agreement.
We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch via the deployment of our sales team in January 2018. Prior to the generation of revenue from GOCOVRI, we had not generated any commercial revenue from the sale of our products. Our principal sources of liquidity are our cash, cash equivalents, and investments, which totaled $92.5 million and $132.6 million at September 30, 2020 and December 31, 2019, respectively.
We believe our existing cash, cash equivalents, and investments at September 30, 2020 will be sufficient to fund our projected operating requirements, including continued commercialization of GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease and operations related to completing activities for ADS-5102 in MSW, for at least 12 months from the issuance of this quarterly report on Form 10-Q. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic, and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. The duration and severity of the COVID-19 pandemic is unknown and makes projecting the outcome of future developments highly uncertain and cannot be predicted with confidence. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(40,381)	$(62,466)
Investing activities	25,030	77,087
Financing activities	380	747
Net increase (decrease) in cash and cash equivalents	$(14,971)	$15,368
Net Cash Used In Operating Activities
Net cash used in operating activities was $40.4 million for the nine months ended September 30, 2020 and consisted primarily of our net loss of $39.1 million less non-cash adjustments of $16.5 million, mainly for accretion of interest expense of $10.6 million and stock-based compensation of $4.8 million, in addition to payments related to our Royalty-Backed Loan with HCRP of $8.5 million.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $25.0 million for the nine months ended September 30, 2020, mainly as a result of net maturities and sales of available-for-sale securities.

Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2020, as a result of cash proceeds related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on February 25, 2020. There have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the nine months ended September 30, 2020.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak of the novel Coronavirus (“COVID-19”), which is understood to have begun in December 2019, continues to grow both within the U.S. and globally. The World Health Organization has declared the outbreak of COVID-19 to be a pandemic, and the U.S. federal government has declared it a national emergency. Efforts to contain the spread of COVID-19 have intensified and the U.S. has implemented severe travel restrictions, enforced social distancing, shelter-in-place orders and delays or cancellations of physician visits. These circumstances have negatively impacted our business and the commercialization strategy of GOCOVRI, including a fluid environment in which office practices are changing frequently including healthcare providers temporarily closing their offices or restricting patient visits, patients postponing visits to healthcare provider facilities, and depending on the local environment, limiting the ability of our sales force to travel and meet with healthcare providers and resulting in sales and marketing being conducted in a mix of virtual and live interactions. In particular, we have observed an impact in our new prescription rate, which we attribute to the effects of the restrictive actions taken.
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
GOCOVRI is a high-dose, extended release amantadine taken once-daily at bedtime that delivers high levels of amantadine in the morning upon waking and throughout the day. The manufacture of extended release versions of drugs is more complex than the manufacture of the immediate release versions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur, including disruptions related to the impact or uncertainties of the duration of the COVID-19 pandemic. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. Although we have an adequate supply of GOCOVRI to address patient needs into mid-2022 and have not observed disruptions in our supply chain to date as a result of COVID-19, there is no guarantee that we will not experience interruption of, or delays in receiving, supply due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems in the future. If any such issues were to arise with respect to GOCOVRI, our business, financial results, or stock price could be adversely affected.
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
We rely on a single source third-party contract manufacturing organization for the manufacture and supply of drug product for GOCOVRI.
We have supply agreements with two drug substance suppliers and we currently rely on a single drug product manufacturer for GOCOVRI. We continue to seek additional long-term supply agreements with suppliers and supplier qualifications. A failure of our drug substance suppliers or single source drug product manufacturer for GOCOVRI, or our failure to qualify at least one other drug product manufacturer organization on a timely basis, especially in light of the current COVID-19 pandemic, and validate the manufacturing process employed at that manufacturer could delay or harm commercialization of GOCOVRI. Although we believe alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange and negotiate acceptable long-term contracts and obtain regulatory approvals and qualifications, which would adversely affect our business. New suppliers of any drug substance would be required to be qualified under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs, which may be passed on to us. Qualifying and negotiating long-term contracts with manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract manufacturing organizations were not able to manufacture our drug substance or drug product or provide the requisite services, our business and financial condition would be materially adversely affected.
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
In November 2012, we entered into a license agreement with Allergan pursuant to which we granted Allergan a right to develop and commercialize Namzaric in the United States. Under that agreement, we began to receive royalties from Allergan on the net sales of Namzaric, starting in May 2020. If for any reason Allergan fails to successfully commercialize Namzaric, including due to the impact of the COVID-19 pandemic, on which we are eligible to receive royalties in the low double digits to mid-teens, we may not receive such future royalties or receive minimal amounts, and our business may be harmed. Even if we do receive royalties, based on recent trends of Namzaric net sales, we expect the tiered royalty to be in the low double digits through the term of the agreement.
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business. We have entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of September 30, 2020, we have not made any sales under this facility. As of September 30, 2020, we had approximately $92.5 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case, especially in light of the uncertainties related to, and the duration of, the COVID-19 pandemic.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

10.1	Extension to Separation and consulting agreement by and between Adamas Pharmaceuticals, Inc. and Rajiv Patni, dated July 15, 2020.					X

10.2	Adamas Pharmaceuticals, Inc. Amended and Restated 2016 Inducement Plan.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	November 5, 2020	/s/ Neil F. McFarlane
Neil F. McFarlane
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	/s/ Christopher B. Prentiss
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)