Form 10-Q
period 2021-03-31
Adamas Pharmaceuticals Inc
filed 2021-05-10
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2021, was 45,408,095.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$124,831	$71,660
Available-for-sale securities	—	11,705
Accounts receivable, net	12,421	8,042
Inventory	7,536	7,294
Prepaid expenses and other current assets	13,316	13,035
Total current assets	158,104	111,736
Property and equipment, net	1,488	1,598
Operating lease right-of-use assets	6,270	6,657
Available-for-sale securities, non-current	2,605	—
Intangible assets, net	742	—
Prepaid expenses and other non-current assets	38	38
Total assets	$169,247	$120,029
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,770	$2,144
Accrued liabilities	20,867	27,164
Current portion of long-term debt	3,580	3,657
Other current liabilities	1,959	1,902
Total current liabilities	29,176	34,867
Long-term debt	126,159	126,307
Long-term portion of operating lease liabilities	5,964	6,453
Other non-current liabilities	2,011	2,378
Total liabilities	163,310	170,005
Commitments and Contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 45,408,095 and 28,866,956 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	50	34
Additional paid-in capital	523,748	455,277
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(517,860)	(505,287)
Total stockholders’ equity (deficit)	5,937	(49,976)
Total liabilities and stockholders’ equity (deficit)	$169,247	$120,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales	$17,978	$14,481
Royalty revenue	1,333	—
Total revenues	19,311	14,481
Costs and operating expenses:
Cost of product sales	385	572
Research and development	1,812	2,465
Selling, general and administrative, net	26,639	24,552
Total costs and operating expenses	28,836	27,589
Loss from operations	(9,525)	(13,108)
Interest and other income, net	384	84
Interest expense	(3,432)	(3,624)
Net loss	$(12,573)	$(16,648)
Net loss per share, basic and diluted	$(0.36)	$(0.59)
Weighted average shares used in computing net loss per share, basic and diluted	35,167	28,030
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(12,573)	$(16,648)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(1)	57
Total other comprehensive income (loss)	(1)	57
Comprehensive loss	$(12,574)	$(16,591)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2019	27,964,778	$33	$446,942	$16	$(447,884)	$(893)
Exercise of stock options	61,766	—	42	—	—	42
Restricted stock units vested	131,661	—	—	—	—	—
Other comprehensive income	—	—	—	57	—	57
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	—	(16,648)	(16,648)
Balances at March 31, 2020	28,158,205	$33	$448,573	$73	$(464,532)	$(15,853)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	28,866,956	$34	$455,277	$—	$(505,287)	$(49,976)
Issuance of common stock in conjunction with equity offerings, net of commissions and issuance costs	15,710,896	16	66,492	—	—	66,508
Exercise of stock options	291,494	—	202	—	—	202
Restricted stock units vested	538,749	—	—	—	—	—
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,777	—	—	1,777
Net loss	—	—	—	—	(12,573)	(12,573)
Balances at March 31, 2021	45,408,095	$50	$523,748	$(1)	$(517,860)	$5,937
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(12,573)	$(16,648)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	110	236
Stock-based compensation	1,739	1,481
Non-cash interest expense	201	1,582
Change in fair value of embedded derivative liability	(367)	341
Net accretion of discounts and amortization of premiums of available-for-sale securities	(68)	(107)
Provision for write-down of inventory	—	289
Amortization of intangible assets	28	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	50	218
Accounts receivable, net	(4,379)	23
Inventory	(78)	(234)
Prepaid expenses and other assets	476	33
Operating lease right-of-use assets	387	344
Accounts payable	130	(3,298)
Long-term portion of operating lease liabilities	(451)	(401)
Accrued liabilities and other liabilities	(6,268)	(1,172)
Net cash used in operating activities	(21,063)	(17,313)
Cash flows from investing activities
Purchases of available-for-sale securities	(2,500)	(33,962)
Maturities of available-for-sale securities	11,617	31,000
Acquisition of OSMOLEX ER	(1,327)	—
Net cash provided by (used in) investing activities	7,790	(2,962)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	66,668	—
Proceeds from issuance of common stock upon exercise of stock options	202	42
Principal payments on long-term debt	(426)	—
Net cash provided by financing activities	66,444	42
Net increase (decrease) in cash and cash equivalents	53,171	(20,233)
Cash and cash equivalents at beginning of period	71,660	65,774
Cash and cash equivalents at end of period	$124,831	$45,541
Supplemental disclosure of noncash activities
Stock-based compensation capitalized in inventory	$38	$108
Public offering costs in accounts payable and accrued expense	$160	$—
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
2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s condensed consolidated financial statements for the periods presented. The condensed consolidated balance sheet at December 31, 2020 was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2021, or any other future period. Readers should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC.
The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, other than the business combinations and intangible assets policies described below, the Company’s significant accounting policies have not changed materially from December 31, 2020.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and variable consideration, lease assets and liabilities, clinical trial accruals, fair value of assets and liabilities including short-term and long-term classification, embedded derivatives, income taxes, inventory, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.
Risks and Uncertainties
Despite the roll-out of vaccines, the outbreak of the novel Coronavirus (“COVID-19”) is continuing both within the U.S. and globally. The Company is subject to risks and uncertainties as a result of the outbreak of COVID-19. Despite disruptions to the Company’s business operations, the COVID-19 pandemic did not significantly impact GOCOVRI prescription refill rates for the three months ended March 31, 2021, and thus far management has observed no disruptions to its inventory on hand or planned manufacturing schedule. However, new prescription rates have been impacted due to several factors, including: a fluid environment in which office practices are changing frequently including many healthcare providers have temporarily closed their offices or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and the sales force continues to operate in a mix of virtual and live interactions with healthcare providers, adapting to the local environment. While management believes this initial decline and continued impact on new prescriptions to be temporary, the duration and severity is dependent on future developments, including new information that may emerge concerning the actions taken to contain or prevent further spread, all of which are highly uncertain and cannot be predicted with confidence.
As of the date of issuance of these condensed consolidated financial statements, due to the numerous uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the extent to which the COVID-19 pandemic may materially adversely affect the Company’s future business, financial results, liquidity and cash flows.
Liquidity
Since January 1, 2019, the Company has funded its operations primarily through sales of GOCOVRI, through sales of its common stock, and to a lesser extent through royalties received on net sales of NAMZARIC and sales of OSMOLEX ER. The Company made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch in January 2018. Prior to the generation of revenue from GOCOVRI, the Company had not generated any commercial revenue from the sale of its products. In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC, pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of March 31, 2021, the Company had issued 1,553,299 shares of common stock and raised net proceeds of $8.3 million under the sales agreement. In March 2021, the Company completed a follow-on public offering of 14,375,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 1,875,000 shares of common stock, at an offering price of $4.40 per share. Proceeds from the follow-on public offering were approximately $59.3 million, net of underwriting discounts and offering-related transaction costs.
As of March 31, 2021, the Company had $127.4 million of cash, cash equivalents, and investments, which management believes will be sufficient to fund its projected operating requirements for at least 12 months from the issuance of these condensed consolidated financial statements. However, it is possible that the Company will not achieve the progress it expects, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, pursuant to ASC Topic 805. This method requires, among other things, that results of operations of acquired companies are included in the Company’s financial results beginning on the respective acquisition date, and that assets acquired and liabilities assumed are recognized separately at their fair value as of the acquisition date. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. The determination of estimated fair value requires the use of significant estimates and assumptions. The fair value of assets acquired and liabilities assumed may be subject to adjustment within the measurement period, which may be up to 12 months from the acquisition date. Transaction costs associated with business combinations are expensed when incurred.
Intangible Assets
Intangible assets acquired in a business combination are stated at initial fair value less accumulated amortization. Intangible assets with a definite useful life are amortized on a straight-line basis over the estimated useful life of the related assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance became effective for the Company on January 1, 2021, and did not have a material impact on its condensed consolidated financial statements.
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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$116,718	$116,718	$—	$—
Corporate debt	2,605	—	2,605	—
Total assets measured at fair value	$119,323	$116,718	$2,605	$—
Liabilities:
Embedded derivative liability	$2,011	$—	$—	$2,011
Total liabilities measured at fair value	$2,011	$—	$—	$2,011

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$48,152	$48,152	$—	$—
Corporate debt	6,706	—	6,706	—
U.S. Treasury securities	4,999	—	4,999	—
Total assets measured at fair value	$59,857	$48,152	$11,705	$—
Liabilities:
Embedded derivative liability	$2,378	$—	$—	$2,378
Total liabilities measured at fair value	$2,378	$—	$—	$2,378
Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
Corporate debt, U.S. Treasury securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. The Company classified an embedded derivative related to its royalty-backed loan agreement (“Royalty-Backed Loan”) with HealthCare Royalty Partners III, L.P. (“HCR”) as a Level 3 liability.
The fair value of the embedded derivative as a result of a change in control was calculated using a probability-weighted discounted cash flow model. The model used in valuing this embedded derivative requires the use of significant estimates and assumptions including but not limited to: 1) expected cash flows the Company expects to receive on U.S. net sales of GOCOVRI and OSMOLEX ER and on royalties from Allergan on U.S. net sales of NAMZARIC; 2) the Company’s risk adjusted discount rates; and 3) the probability of a change in control occurring during the term of the note based on the percentage of similar companies that were acquired over the previous five year period. Changes in the estimated fair value of the bifurcated embedded derivative are reported as gains or losses in interest and other income, net, in the condensed consolidated statements of operations. In the periods presented, the Company evaluated the embedded derivative value as a result of an event of default and the value as a result of increased costs due to a regulatory change and considered both to have no material value based on current assessment of probability, but could become material in future periods if a specified event of default or regulatory change became more probable than is currently estimated. See “Note 10. Long-Term Debt” for further description.
At March 31, 2021, the embedded derivative related to the Royalty-Backed Loan was the only recurring fair value measurement with Level 3 unobservable inputs. A risk-adjusted discount rate of 16.8% and a probability of a change in control of 3.0% were applied to calculate the value of the embedded derivative. Significant increases (or decreases) in the discount rate, and significant increases (or decreases) in the probability of a change in control would result in a significantly higher (or lower) fair value measurement.
The following table sets forth changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$2,378	$2,157
Change in fair value included in interest and other income, net	(367)	341
Ending balance	$2,011	$2,498
There were no transfers into or out of Level 3 during the three months ended March 31, 2021 and 2020.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$2,606	$—	$(1)	$2,605
Total	$2,606	$—	$(1)	$2,605
Reported as:
Long-term investments	$2,606	$—	$(1)	$2,605
Total	$2,606	$—	$(1)	$2,605

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$6,706	$—	$—	$6,706
U.S. Treasury securities	4,999	—	—	4,999
Total	$11,705	$—	$—	$11,705
Reported as:
Short-term investments	$11,705	$—	$—	$11,705
Total	$11,705	$—	$—	$11,705

Long-term investments include accrued interest of $37,000 as of March 31, 2021. Short-term investments include accrued interest of $0.1 million as of December 31, 2020. There were no gross realized gains or losses on investments for the three months ended March 31, 2021 and March 31, 2020. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and less than 24 months as of March 31, 2021. All investments with unrealized losses at March 31, 2021 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
If the Company identifies excess, obsolete, or unsalable product, the Company will write down its inventory to net realizable value in the period it is identified. During the three months ended March 31, 2021 and 2020, the Company recorded a provision for the write-down of inventory to cost of product sales of zero and $0.3 million, respectively. Inventory consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$780	$795
Work-in-process	4,095	4,403
Finished goods	2,661	2,096
Total inventory	$7,536	$7,294

6.     INTANGIBLE ASSETS, NET
The Company recognized intangible assets in connection with the acquisition of OSMOLEX ER, which is being amortized over its useful life of seven years. See “Note 8. Acquisition of OSMOLEX ER” for further description of the OSMOLEX ER acquisition. Amortization expense is included in cost of product sales in the condensed consolidated statements of operations. Intangible assets, net, consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Developed product	$770	$—
Accumulated amortization	(28)	—
Total intangible assets, net	$742	$—

Amortization expense for the three months ended March 31, 2021 was $28,000. Estimated amortization expense for the remainder of 2021 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2021 (remainder)	$82
2022	110
2023	110
2024	110
2025	110
2026	110
Thereafter	110
Total amortization expense	$742

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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three months ended March 31, 2021 and 2020, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
In addition, the Company may earn tiered royalty payments based on net sales of NAMZARIC and NAMENDA XR. Beginning in May 2020, the Company became entitled to receive royalties at rates in the low double digits to mid-teens from Allergan for sales of NAMZARIC in the United States. The Company recognized $1.3 million in NAMZARIC royalty revenue for the three months ended March 31, 2021, and recognized no royalty revenue for the three months ended March 31, 2020. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including NAMZARIC, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and the Company’s current settlement agreements with the NAMZARIC ANDA filers to date, the earliest date on which any of these agreements grant a license to market a NAMZARIC ANDA filer’s generic version of NAMZARIC is January 1, 2025 (or earlier in certain circumstances). Alternatively, the NAMZARIC ANDA filers with the earliest license date have the option to launch an authorized generic version of NAMZARIC beginning on January 1, 2026 instead of launching their own generic version of NAMZARIC on January 1, 2025. For further discussion of NAMZARIC ANDA filers, see Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies.” Beginning in June 2018, the Company was entitled to receive royalties at rates in the low to mid-single digits for sales of NAMENDA XR in the United States. The Company does not expect to receive royalties on net sales of NAMENDA XR, due to the entry of generic versions of NAMENDA XR. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.
8.     ACQUISITION OF OSMOLEX ER
The Company entered into a purchase agreement (the “Asset Purchase Agreement”) with Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals LLC (“Osmotica”) on December 1, 2020. The transaction closed on January 4, 2021 and settles all previously disclosed patent disputes. Pursuant to the Asset Purchase Agreement: both parties gave each other mutual releases and agreed to dismiss their respective claims relating to certain patent litigation; the Company acquired the global rights to OSMOLEX ER and existing inventory and the assumption of certain liabilities; and Osmotica will not engage in the U.S. in the development, manufacture, or sale of any product that is a generic version of any dosage strength of OSMOLEX ER for a period of five years from the closing of the Asset Purchase Agreement. At closing, the Company paid $7.3 million, including a $7.5 million base purchase price less $0.2 million for the assumption of certain liabilities. Management determined that the Asset Purchase Agreement was to be accounted for as a multiple element arrangement in which $5.2 million represented a patent litigation settlement, $0.8 million represented compensation to Osmotica for future inventory, and $1.3 million represented the acquisition of OSMOLEX ER. The patent litigation settlement was recorded in selling, general and administrative, net, during the twelve months ended December 31, 2020. Compensation to Osmotica for future inventory was recorded as prepaid expenses and other current assets during the three months ended March 31, 2021. The acquisition of OSMOLEX ER was accounted for as a business combination using the acquisition method of accounting during the three months ended March 31, 2021. The following table summarizes the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

January 4, 2021
Prepaid expenses and other current assets	$757
Intangible assets - developed product	770
Accrued liabilities	(200)
Total fair value of assets acquired and liabilities assumed	$1,327

Intangible assets - developed product consists of OSMOLEX ER registered patents and related intellectual property. The intangible assets acquired were recorded at fair value using the multi-period excess earnings method, or MPEEM. The MPEEM, a variation of the income approach, estimates an intangible asset’s fair value based on the incremental after-tax cash flows attributable only to the intangible asset, discounted to present value using a discount rate based on the Company’s weighted average cost of capital.
The Company incurred approximately $0.2 million in acquisition-related expenses, which were recorded in selling, general and administrative, net in the condensed consolidated statements of operations.
The results of operations of OSMOLEX ER have been included in the condensed consolidated statements of operations since the acquisition date of January 4, 2021. Since January 4, 2021 and through March 31, 2021, OSMOLEX ER contributed $0.3 million to the Company’s net product sales. Total earnings contributed by OSMOLEX ER was not separately identifiable and is impracticable to disclose as the operations of OSMOLEX ER were integrated into the operations of the Company from the date of acquisition and not accounted for separately.
Pro forma financial information is not presented as historical financial results of OSMOLEX ER are not significant when compared to the actual results of operations of the Company.
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

In 2018 and as of the issuance date of these condensed consolidated financial statements, multiple generic companies have launched generic versions of NAMENDA XR.
As of the issuance date of these condensed consolidated financial statements, a number of companies have submitted ANDAs including one or more certifications pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv) to the FDA requesting approval to manufacture and market generic versions of NAMZARIC, on which the Company is entitled to receive royalties from Forest beginning in May 2020.
As of the issuance date of these condensed consolidated financial statements, the Company and Forest have settled with all such NAMZARIC ANDA filers, including all first filers on all the available dosage forms of NAMZARIC. Subject to those agreements, the earliest date on which any of these agreements grant a license to market a NAMZARIC ANDA filer’s generic version of NAMZARIC is January 1, 2025 (or earlier in certain circumstances). Alternatively, the NAMZARIC ANDA filers with the earliest date have the option to launch an authorized generic version of NAMZARIC beginning on January 1, 2026 instead of launching their own generic version of NAMZARIC on January 1, 2025. The Company and Forest intend to continue to enforce the patents associated with NAMZARIC.
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
On April 1, 2019, the Company was served with a complaint filed in the United States District Court for the Northern District of California (Case No. 3:18-cv-03018-JCS) against the Company and several Allergan entities alleging violations of Federal and state false claims acts (“FCA”) in connection with the commercialization of NAMENDA XR and NAMZARIC by Allergan. The lawsuit is a qui tam complaint brought by a named individual, Zachary Silbersher, asserting rights of the Federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and the Company became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and the Company covering NAMENDA XR and NAMZARIC were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and NAMZARIC to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in an artificially high price being charged to government payors. The Company’s patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages “under the federal FCA and most of the State FCAs,” and “statutory penalties that can be assessed for each false claim.” This action is ongoing. The federal and state governments have declined to intervene in this action. To the Company’s knowledge, the individual plaintiff is pursuing the lawsuit in his individual capacity. This case is currently stayed pending the Company and Allergan’s interlocutory appeal of the District Court’s December 11, 2020 order denying the Company’s and Allergan’s motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). The

Company believes it has strong factual and legal defenses and intends to defend itself vigorously.
On May 13, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Plymouth County Contributory Retirement System against the Company and certain of the Company’s current and former directors and officers in California Superior Court for the County of Alameda (Case No. RG19018715). The lawsuit alleges violations of the Securities Act of 1933 by the Company and certain of the Company’s current and former directors and officers for allegedly making false statements and omissions in the registration statement and prospectus filed by the Company in connection with its January 24, 2018, secondary public offering of common stock. On October 29, 2020, Adamas signed a Memorandum of Understanding to settle this lawsuit for a payment of $7.5 million to eligible settlement class members in resolution of claims asserted against the Company, its officers, directors, and the other defendants. The settlement will be paid by the Company’s Director & Officer liability insurance. The Company and the other defendants continue to deny each of the plaintiff’s claims and deny any liability, but the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation, and to avoid further distractions to management. This settlement received final approval from the court on April 13, 2021.
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
10.     LONG-TERM DEBT
Royalty-Backed Loan Agreement
In May 2017, the Company, through a new wholly-owned subsidiary, Adamas Pharma, LLC, entered into a Royalty-Backed Loan with HCR, whereby the Company initially borrowed $35 million, followed by an additional $65 million received in the fourth quarter 2017 upon FDA’s recognition in the Orange Book of seven-year orphan drug exclusivity, which GOCOVRI earned upon approval on August 24, 2017. On December 1, 2020, the Company entered into an agreement with HCR to amend certain key terms of the Royalty-Backed Loan to be effective upon the closing of the Company’s Asset Purchase Agreement with Osmotica. The Asset Purchase Agreement closed on January 4, 2021, and is described further in “Note 8. Acquisition of OSMOLEX ER.” The amendment of the Royalty-Backed Loan was accounted for prospectively as a debt modification, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change that was not substantially different.
Principal and interest will be payable quarterly from the proceeds of a 12.5% royalty on U.S. net sales of GOCOVRI and OSMOLEX ER, and up to $15 million of the Company’s annual royalties from Allergan on U.S. net sales of NAMZARIC starting in May 2020, pursuant to the Company’s license agreement with Allergan. The royalty rate on net sales of GOCOVRI will drop to 6.25% after the principal amount of the loan has been repaid in full, until the Company has made total payments of 200% of the funded amounts. The Company may elect to voluntarily prepay the loan at any time, or may be required to prepay subject to specified prepayment trigger events as described below. In the case of the occurrence of a change in control: the amount due will be $175 million, less total payments made to date, if such prepayment is made on or prior to December 31, 2022; or $195 million, less total payments to date, if made thereafter. In the case of the occurrence of any event of default the amount due will be 200% of the funded amounts, less total payments made to date. Royalty rates are subject to increase to 22.5% if total principal and interest payments have not reached minimum specified levels at the measurement date of December 2022. Under the terms of the loan, HCR has recourse to Adamas Pharma, LLC, not the Company. The loan agreement matures in March 2027 but as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and OSMOLEX ER, and royalties from Allergan, the repayment term may be shortened depending on the actual sales of GOCOVRI and OSMOLEX ER, and actual royalties received from Allergan.
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
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCR a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount. The unamortized debt discount as of the date of the modification is being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. Issuance costs paid to the lender in connection with the amendment were de minimis. Issuance costs paid to third parties in connection with the amendment were recorded in selling, general and administrative, net, during the twelve months ended December 31, 2020. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.4 million for the three months ended March 31, 2021 and $3.6 million for the three months ended March 31, 2020. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI and OSMOLEX ER after the principal amount is paid, and amortization of the debt discount. The effective interest rate, including the amortization of the debt discount, which was changed on a prospective basis in connection with the amendment, was 13.0% as of March 31, 2021.
The assumptions used in determining the expected repayment term of the loan and amortization period of the debt discount require that the Company make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized and the effective interest rate.
The Company may be required to make mandatory prepayments of the borrowings under the Royalty-Backed Loan upon the occurrence of specified prepayment trigger events, including: (1) the occurrence of any event of default or (2) the occurrence of a change in control. Upon the prepayment of all or any of the outstanding principal balance, the Company shall pay, in addition to such prepayment, a prepayment premium. As HCR, as the holder of the loans, may exercise the option to require prepayment by the Company, the prepayment premium is considered to be an embedded derivative which is required to be bifurcated from its host contract and accounted for as a separate financial instrument. The valuation of the embedded derivative is described further in “Note 3. Fair Value Measurements.”
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	March 31, 2021	December 31, 2020
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(45,798)	(49,230)
Less: Payments made	(24,463)	(20,806)
Carrying value of loans payable	$129,739	$129,964
Less: Current portion of long-term debt	(3,580)	(3,657)
Non-current portion of long-term debt	$126,159	$126,307
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $113.2 million as of March 31, 2021. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in “Note 3. Fair Value Measurements.”

There are no contractual minimum principal payments due until the loan matures in March 2027 as the repayment of the loan amount is contingent upon the sales volumes of GOCOVRI and OSMOLEX ER, and royalties from Allergan on U.S. net sales of NAMZARIC.
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
Public Offering
In March 2021, the Company completed a follow-on public offering of 14,375,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 1,875,000 shares of common stock, at an offering price of $4.40 per share. Proceeds from the follow-on public offering were approximately $59.3 million, net of underwriting discounts and offering-related transaction costs.
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of March 31, 2021, 1,553,299 shares have been sold under the Sales Agreement. During the fiscal year ended December 31, 2020, 217,403 shares were sold at an average price of $4.94, for net proceeds of $1.0 million and during the three months ended March 31, 2021, 1,335,896 shares were sold at an average price of $5.57, for net proceeds of $7.2 million.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	March 31, 2021	December 31, 2020
Common stock awards issued and outstanding	7,509,223	7,172,029
Authorized for future issuance under 2014 Equity Incentive Plan	3,439,904	3,518,414
Authorized for future issuance under 2016 Inducement Plan	985,170	469,419
Employee stock purchase plan	1,306,730	1,018,060
Total	13,241,027	12,177,922

12.     STOCK-BASED COMPENSATION
Stock Compensation Plans
In January 2021, the common stock available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) automatically increased by 4% of the total number of shares of the Company’s capital stock outstanding on December 31, 2020, or 1,154,678 shares.
In February 2021, the Company’s board of directors approved an amendment to the 2016 Inducement Plan (the “Inducement Plan”) to increase the number of shares available for issuance by an additional 450,000.
Employee Stock Purchase Plan
In January 2021, the common stock available for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”) automatically increased by 1% of the total number of shares of the Company’s capital stock outstanding on December 31, 2020, or 288,670 shares.
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$107	$86
Selling, general and administrative	1,632	1,395
Total stock-based compensation expense	$1,739	$1,481
Stock-based compensation of $38,000 was capitalized into inventory for the three months ended March 31, 2021, and $108,000 for the three months ended March 31, 2020. Stock-based compensation capitalized into inventory is recognized as cost of product sales when the related product is sold.
13.     NET LOSS PER SHARE
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

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	5,028	5,789
Restricted stock units	2,481	1,664
Total	7,509	7,453

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions, and the expected impact that the COVID-19 pandemic will continue to have on our business. Our actual results could differ materially from those discussed in these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk factors.”
Overview
At Adamas Pharmaceuticals, Inc., our mission is to make everyday life significantly better for people affected by neurological diseases. We are a fully integrated company with commercial and partnered medicines focused on growing a portfolio of therapies to address a range of neurological diseases while supporting our patient community. We combine our proven expertise in discovery, development and commercialization with our passion for improving lives to deliver innovative medicines to reduce the burden of neurological diseases on patients, caregivers, and society. Currently, we are primarily focused on the commercialization of GOCOVRI in the United States. Additionally, we are integrating OSMOLEX ER, which we acquired on January 4, 2021, and are commercializing the product in the United States.
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
Impact of the COVID-19 pandemic on our company
Despite the roll-out of vaccines, the outbreak of the novel Coronavirus (“COVID-19”) is continuing both within the U.S. and globally.
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
Impact on our ability to sell GOCOVRI
We continue to see stable GOCOVRI prescription refill rates due to our continued strong patient persistence, adequate supply of GOCOVRI, and patient access to GOCOVRI through distribution from our specialty pharmacy directly to a patient’s home. However, we have seen that new prescription rates have been impacted due to several factors, including: a fluid environment in which office practices are changing frequently including many healthcare providers have temporarily closed their offices or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and our sales force continues to operate in a mix of virtual and live interactions with healthcare providers, adapting to the local environment. While we believe this initial decline and continued impact on new prescriptions to be temporary, the duration and severity is dependent on future developments, which are highly uncertain and cannot be predicted with confidence.
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
Impact on our financial condition and capital resources
The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and duration of actions taken to contain or prevent further spread. With already imposed shelter-at-home orders in place, we have observed widespread closure of clinics, and cancellation or rescheduling of patient appointments have been combined with restriction of access to sales representatives in some institutions and a marked increase in telemedicine consultations that may result in further sales reductions. In light of restrictions on travel and in-person meetings, we have also experienced cost reductions related to the transition to virtual formats and other travel related costs, in addition to other certain cost management activities. As of March 31, 2021, we had cash, cash equivalents, and investments of $127.4 million.
Financial operations overview
Product sales consist of sales of GOCOVRI, which was approved by the FDA on August 24, 2017, and sales of OSMOLEX ER, for which we acquired the global rights on January 4, 2021. Royalty revenue consists of royalties from Allergan for sales of NAMZARIC in the United States, which we began to recognize in May 2020. We made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch in January 2018. Prior to the generation of product sales from GOCOVRI, our revenue had been generated primarily from payments under our license agreement with Allergan for non-refundable upfront license payments, milestone payments and reimbursements for research and development expenses for full-time equivalent employees assigned to the license agreement. There are no further milestone payments to be earned under our license agreement with Allergan, and we expect reimbursements for full-time equivalents assigned to the license agreement to be inconsequential in future periods. Beginning in May 2020, we began to recognize tiered royalties from Allergan in the low double digits to mid-teens, as a percent of net sales of NAMZARIC in the United States. Based on recent trends of NAMZARIC net sales, we expect the tiered royalty to be in the low double digits through the term of the agreement, but will be eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and our current settlement agreements with the NAMZARIC ANDA filers to date, the earliest date on which any of these agreements grant a license to market a NAMZARIC ANDA filer’s generic version of NAMZARIC is January 1, 2025 (or earlier in certain circumstances). Alternatively, the NAMZARIC ANDA filers with the earliest license date have the option to launch an authorized generic version of NAMZARIC beginning on January 1, 2026 instead of launching their own generic version of NAMZARIC on January 1, 2025. For further discussion of NAMZARIC ANDA filers, see Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies.”
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We have concluded the two-year Phase 3 open-label study of GOCOVRI, suspended investment in the development of ADS-4101, and completed additional analyses of the data from the INROADS trial for ADS-5102 for MSW and will not initiate further Phase 3 development. Our research and development efforts are focused on completing activities for ADS-5102 for MSW, primarily continuing the open-label extension study which will be closed out by the second quarter of 2021. As a result, we do not expect research and development costs to increase for this program from 2020 levels for the foreseeable future, based on this focused strategy.
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
Critical accounting policies and significant judgments and estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies from those as reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the impact on our operations as a result of fluctuations in product sales due to variances in the number of paid prescriptions from period to period, conversions from our free drug trial program to paid prescriptions, and fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Further, we expect the timing of expenditures related to our commercial activities associated with GOCOVRI to vary from period to period, including those associated with the label revision for GOCOVRI to include OFF episodes, and potential development of additional product candidates. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not necessarily a good indication of our future performance.
Comparison of the three months ended March 31, 2021 and 2020
Financial results for the period ended March 31, 2021 include OSMOLEX ER’s financial results subsequent to the acquisition closing date of January 4, 2021.
Revenues
The following table summarizes the sources of our revenues, by category (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
Product sales	$17,978	$14,481	$3,497	24%
Royalty revenue	1,333	—	1,333	NM
Total revenues	$19,311	$14,481	$4,830	33%
NM – Not meaningful.
Product sales
Product sales by product were as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
GOCOVRI	$17,651	$14,481	$3,170	22%
OSMOLEX ER	327	—	327	NM
Product sales	$17,978	$14,481	$3,497	24%

The following table summarizes the approximate number of total GOCOVRI paid prescriptions for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
Total GOCOVRI Paid Prescriptions	8,735	7,205	1,530	21%
GOCOVRI product sales increased by $3.2 million, or 22%, to $17.7 million for the three months ended March 31, 2021, from $14.5 million for the three months ended March 31, 2020, due to growth in sales of GOCOVRI since its launch, in addition to a 3% price increase that went into effect in January 2021. The approximate number of total GOCOVRI paid prescriptions increased by 1,530, or 21%, to 8,735 for the three months ended March 31, 2021, from 7,205 for the three months March 31, 2020. OSMOLEX ER product sales were $0.3 million for the three months ended March 31, 2021, compared to no sales for the three months ended March 31, 2020 as we acquired OSMOLEX ER at the beginning of January 2021.
Strong GOCOVRI patient persistence of 45%-50% at 12 months continued in the first quarter of 2021. In addition to total paid prescriptions, we monitor new paid prescriptions as a key performance indicator for our business. The following table summarizes the approximate number of total GOCOVRI paid prescriptions and approximate number of new GOCOVRI paid prescriptions for each of the quarterly periods presented:

	Three months ended
	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total GOCOVRI paid prescriptions	8,735	8,165	7,785	7,915	7,205
New GOCOVRI paid prescriptions	590	510	430	370	500
Royalty revenue
Royalty revenue was $1.3 million for the three months ended March 31, 2021. We began recognizing royalty revenue on net sales of NAMZARIC in May 2020 and accordingly had no royalty revenue for the three months ended March 31, 2020.
Cost of product sales
Cost of product sales were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
Cost of product sales	$385	$572	$(187)	(33)%
Cost of product sales decreased by $0.2 million to $0.4 million, or 2% of product sales, for the three months ended March 31, 2021, from $0.6 million, or 4% of product sales, for the three months ended March 31, 2020. Included in cost of product sales for the three months ended March 31, 2021 and March 31, 2020, is a provision for the write-down of inventory of zero and $0.3 million, respectively. Prior to receiving FDA approval in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. As of March 31, 2021, substantially all the inventory that was previously expensed to research and development had been sold to customers. We do not expect our cost of product sales of GOCOVRI as a percentage of product sales to exceed 6% for the foreseeable future, excluding potential unknown one-time charges.
Research and development expenses
Research and development expenses were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
Research and development expenses	$1,812	$2,465	$(653)	(26)%
Research and development expenses decreased by $0.7 million, or 26%, to $1.8 million for the three months ended March 31, 2021, from $2.5 million for the three months ended March 31, 2020. The decrease in research and development expenses was mainly attributable to lower clinical activity for the open-label extension study of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. We discontinued additional development of this program in June 2020 and the open-label extension study will be closed out by the second quarter of 2021. Included in research and development expenses was stock-based compensation expense, which was $0.1 million for both the three months ended March 31, 2021 and three months ended March 31, 2020.

Research and development expenses by category were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
GOCOVRI(1)	$1,261	$1,985
Other research and development expenses	551	480
Total research and development expenses	$1,812	$2,465
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
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
Selling, general and administrative expenses, net	$26,639	$24,552	$2,087	9%
Selling, general and administrative expenses, net, increased by $2.1 million, or 9%, to $26.6 million for the three months ended March 31, 2021, from $24.6 million for the three months ended March 31, 2020. The increase in selling, general and administrative expenses for the three months ended March 31, 2021, was primarily due to: increased costs of approximately $0.7 million in personnel related costs, including stock-based compensation; and increased costs of approximately $1.9 million for GOCOVRI related promotional costs, market research and other external professional services, and costs for the initial promotion of OSMOLEX ER. The increase for the three months ended March 31, 2021 was offset in part by a decrease of approximately $0.5 million mainly related to travel related costs due to travel restrictions as a result of the COVID-19 pandemic. Included in selling, general and administrative expenses was stock-based compensation expense, which was $1.6 million for the three months ended March 31, 2021, compared to $1.4 million for the three months ended March 31, 2020.
Interest and other income, net
Interest and other income, net were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
Interest and other income, net	$384	$84	$300	357%
Interest and other income, net, for the three months ended March 31, 2021 was $0.4 million, compared to $0.1 million for the three months ended March 31, 2020. The increase in interest and other income, net, for the three months ended March 31, 2021, was primarily driven by the change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCR.
Interest expense
Interest expense was as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2021	2020
Interest expense	$3,432	$3,624	$(192)	(5)%

Interest expense was $3.4 million for the three months ended March 31, 2021, compared to $3.6 million for the three months ended March 31, 2020. The decrease in interest expense for the three months ended March 31, 2021, was mainly related to a lower estimated effective interest rate on our Royalty-Backed Loan with HCR, offset in part by a higher principal balance.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents, and investments, which totaled $127.4 million and $83.4 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $517.9 million.
Prior to 2019, we raised an aggregate of approximately $336.6 million in sales of equity securities and entered into a Royalty-Backed Loan with HCR, whereby we borrowed a total of $100.0 million. As of March 31, 2021, the total remaining payment obligation of the Royalty-Backed Loan was $175.5 million. Since January 1, 2019, we have funded our operations primarily through sales of GOCOVRI, through sales of our common stock, and to a lesser extent through royalties received on net sales of NAMZARIC and sales of OSMOLEX ER. In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of March 31, 2021, we had issued 1,553,299 shares of common stock under the sales agreement and raised net proceeds of $8.3 million, including 1,335,896 shares sold at an average price of $5.57, for net proceeds of $7.2 million during the three months ended March 31, 2021. In March 2021, we completed a follow-on public offering of 14,375,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,875,000 shares of common stock, at an offering price of $4.40 per share. Proceeds from the follow-on public offering were approximately $59.3 million, net of underwriting discounts and offering-related transaction costs.
We believe our existing cash, cash equivalents, and investments at March 31, 2021 will be sufficient to fund our projected operating requirements, including continued commercialization of GOCOVRI for the treatment of OFF and dyskinesia in patients with Parkinson’s disease, OSMOLEX ER activities, and operations related to completing activities for ADS-5102 in MSW, for at least 12 months from the issuance of this Quarterly Report on Form 10-Q. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic, and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. The duration and severity of the COVID-19 pandemic is unknown and makes projecting the outcome of future developments highly uncertain and cannot be predicted with confidence. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to incur substantial expenses and operating losses for the foreseeable future. We expect to continue significant spending in connection with the continued commercialization of GOCOVRI for the treatment of OFF and dyskinesia in patients with Parkinson’s disease, OSMOLEX ER activities, and potential development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all, especially as a result of the economic downturn occurring and expected to continue as a result of the actions taken to contain the spread of COVID-19. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(21,063)	$(17,313)
Investing activities	7,790	(2,962)
Financing activities	66,444	42
Net increase (decrease) in cash and cash equivalents	$53,171	$(20,233)
Net Cash Used In Operating Activities
Net cash used in operating activities was $21.1 million for the three months ended March 31, 2021 and consisted primarily of our net loss of $12.6 million and changes in operating assets and liabilities of $10.1 million, partially offset by non-cash adjustments of $1.6 million. Changes in our operating assets and liabilities consisted primarily of: a decrease of $6.3 million in accrued liabilities and other liabilities primarily due to payment to Osmotica representing a patent litigation settlement and payout of the 2020 annual bonus; and a $4.4 million increase in accounts receivable due to higher unit sales and timing of receivable collections. The non-cash adjustments consisted mainly of stock-based compensation of $1.7 million.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $7.8 million for the three months ended March 31, 2021, mainly as a result of maturities of available-for-sale securities, net of purchases of $9.1 million, offset in part by the acquisition of OSMOLEX ER of $1.3 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $66.4 million for the three months ended March 31, 2021, as a result of: cash proceeds of $59.3 million, inclusive of $0.2 million of offering costs recorded in accounts payable, related to a follow-on financing; $7.2 million related to the sale of common stock under a controlled equity offering; and $0.2 million related to the exercise of stock options.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on February 23, 2021. There have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the three months ended March 31, 2021.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q which information is incorporated by reference here.
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
RISK FACTOR SUMMARY
Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face,are more fully described below.
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
Under the U.S. Food, Drug and Cosmetic Act, or FDCA, the FDA can approve an Abbreviated New Drug Application, or ANDA, for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the branded product. We have recently settled an ANDA litigation with a generic filer. See Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q for more information. However, other filers could submit an ANDA to the FDA requesting permission to manufacture and market another generic version of GOCOVRI, which could result in our expending significant time and incurring significant expenses in challenging the submissions. Further, if one or more of these filers is successful, the introduction of a generic version of GOCOVRI could harm our business and results of operations and cause our stock price to decline.
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
We also rely on a single specialty pharmacy to distribute and provide access to GOCOVRI for the vast majority of our patients. Accordingly, this specialty pharmacy is our largest customer representing the majority of our product revenue. If this specialty pharmacy fails to perform, it could materially harm our business.
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
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was passed, which has substantially changed how healthcare is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. Details of healthcare regulations, including changes under the PPACA, are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on February 23, 2021, which we refer to as our 2020 Annual Report on Form 10-K.
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

Our ability to commercialize our products successfully, and to attract commercialization partners for our products, will depend in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Details of these considerations are discussed in the business heading “Other healthcare regulations” in Part I, Item 1, of our 2020 Annual Report on Form 10-K.
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
Risks related to NAMZARIC
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
On April 1, 2019, we were served with a complaint against us and several Allergan entities alleging violations of Federal and state false claims acts (“FCA”) in connection with the commercialization of NAMENDA XR and NAMZARIC by Allergan, as further described in Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q. The complaint alleges that patents held by Allergan and us covering NAMENDA XR and NAMZARIC were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and NAMZARIC to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. We are in the early stages of this litigation. Defending this litigation may be costly, divert time and attention of our management from the conduct of our business, and if we are unable to prevail in this litigation it may result in substantial damages, each of which could have a material and negative impact on our business.
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business. We have entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of March 31, 2021, we had issued 1,553,299 shares of common stock and raised net proceeds of $8.3 million under this facility. As of March 31, 2021, we had approximately $127.4 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case, especially in light of the uncertainties related to, and the duration of, the COVID-19 pandemic.
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

Our share price is volatile and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of this type of litigation and in May 2019 a putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our current and former directors and officers alleging violations of the securities laws by us and certain of our current and former directors and officers in connection with our January 2018 secondary public offering of common stock. In addition, in December 2019, another putative class action lawsuit was filed against us and certain former officers alleging violations of the Securities Act of 1934. For more information, please see Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q. Lawsuits such as this one can be expensive to defend and could divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement by and between Adamas Pharmaceuticals, Inc. and Osmotica Pharmaceutical US LLC.	10-K	001-36399	2.1	2/23/2021

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

10.1***	Binding Term Sheet by and between Adamas Pharma, LLC and Zydus Worldwide DMCC and Zydus Pharmaceuticals (USA) Inc.					X

10.2	Form of Performance Restricted Stock Unit Grant Notice and Award Agreement.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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
*** Certain confidential information contained in this document, marked by brackets, is omitted because it is both (i) not material and (ii) is the type of information that Adamas Pharmaceuticals, Inc. treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	May 10, 2021	/s/ Neil F. McFarlane
Neil F. McFarlane
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2021	/s/ Christopher B. Prentiss
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)