Form 10-Q
period 2021-06-30
Adamas Pharmaceuticals Inc
filed 2021-08-09
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 30, 2021, was 45,595,824.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$88,797	$71,660
Available-for-sale securities	2,573	11,705
Accounts receivable, net	10,103	8,042
Inventory	7,788	7,294
Prepaid expenses and other current assets	6,395	13,035
Total current assets	115,656	111,736
Property and equipment, net	1,407	1,598
Operating lease right-of-use assets	5,942	6,657
Available-for-sale securities, non-current	26,886	—
Intangible assets, net	715	—
Prepaid expenses and other non-current assets	38	38
Total assets	$150,644	$120,029
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$2,466	$2,144
Accrued liabilities	13,105	27,164
Current portion of long-term debt	4,167	3,657
Other current liabilities	2,086	1,902
Total current liabilities	21,824	34,867
Long-term debt	125,541	126,307
Long-term portion of operating lease liabilities	5,565	6,453
Other non-current liabilities	1,747	2,378
Total liabilities	154,677	170,005
Commitments and Contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 45,595,824 and 28,866,956 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	50	34
Additional paid-in capital	526,115	455,277
Accumulated other comprehensive income	6	—
Accumulated deficit	(530,204)	(505,287)
Total stockholders’ deficit	(4,033)	(49,976)
Total liabilities and stockholders’ deficit	$150,644	$120,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales	$20,557	$17,954	$38,535	$32,435
Royalty revenue	1,415	840	2,748	840
Total revenues	21,972	18,794	41,283	33,275
Costs and operating expenses:
Cost of product sales	527	381	912	953
Research and development	1,448	2,550	3,260	5,015
Selling, general and administrative, net	29,152	23,177	55,791	47,729
Total costs and operating expenses	31,127	26,108	59,963	53,697
Loss from operations	(9,155)	(7,314)	(18,680)	(20,422)
Interest and other income, net	280	215	664	299
Interest expense	(3,469)	(3,467)	(6,901)	(7,091)
Net loss	$(12,344)	$(10,566)	$(24,917)	$(27,214)
Net loss per share, basic and diluted	$(0.27)	$(0.37)	$(0.62)	$(0.97)
Weighted average shares used in computing net loss per share, basic and diluted	45,464	28,194	40,344	28,112
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,344)	$(10,566)	$(24,917)	$(27,214)
Other comprehensive income
Reclassification of realized gain on available-for-sale securities recognized in interest and other income, net	—	(34)	—	(34)
Unrealized gain on available-for-sale securities	7	81	6	138
Total other comprehensive income	7	47	6	104
Comprehensive loss	$(12,337)	$(10,519)	$(24,911)	$(27,110)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2019	27,964,778	$33	$446,942	$16	$(447,884)	$(893)
Exercise of stock options	61,766	—	42	—	—	42
Restricted stock units vested	131,661	—	—	—	—	—
Other comprehensive income	—	—	—	57	—	57
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	—	(16,648)	(16,648)
Balances at March 31, 2020	28,158,205	33	448,573	73	(464,532)	(15,853)
Restricted stock units vested	28,541	—	—	—	—	—
Stock issued under employee stock purchase plan	95,094	—	223	—	—	223
Other comprehensive income	—	—	—	47	—	47
Stock-based compensation	—	—	1,740	—	—	1,740
Net loss	—	—	—	—	(10,566)	(10,566)
Balances at June 30, 2020	28,281,840	$33	$450,536	$120	$(475,098)	$(24,409)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	28,866,956	$34	$455,277	$—	$(505,287)	$(49,976)
Issuance of common stock in conjunction with equity offerings, net of commissions and issuance costs	15,710,896	16	66,492	—	—	66,508
Exercise of stock options	291,494	—	202	—	—	202
Restricted stock units vested	538,749	—	—	—	—	—
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,777	—	—	1,777
Net loss	—	—	—	—	(12,573)	(12,573)
Balances at March 31, 2021	45,408,095	50	523,748	(1)	(517,860)	5,937
Exercise of stock options	11,165	—	34	—	—	34
Restricted stock units vested	70,570	—	—	—	—	—
Stock issued under employee stock purchase plan	105,994	—	397	—	—	397
Other comprehensive income	—	—	—	7	—	7
Stock-based compensation	—	—	1,936	—	—	1,936
Net loss	—	—	—	—	(12,344)	(12,344)
Balances at June 30, 2021	45,595,824	$50	$526,115	$6	$(530,204)	$(4,033)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(24,917)	$(27,214)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	221	460
Stock-based compensation	3,645	3,176
Non-cash interest expense	449	1,817
Change in fair value of embedded derivative liability	(631)	438
Net accretion of discounts and amortization of premiums of available-for-sale securities	(90)	(147)
Realized gain on available-for-sale securities	—	(55)
Provision for write-down of inventory	29	340
Amortization of intangible assets	55	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	43	236
Accounts receivable, net	(2,061)	(838)
Inventory	(362)	(666)
Prepaid expenses and other assets	7,397	165
Operating lease right-of-use assets	783	697
Accounts payable	232	(4,436)
Long-term portion of operating lease liabilities	(902)	(810)
Accrued liabilities and other liabilities	(14,132)	(2,691)
Net cash used in operating activities	(30,241)	(29,528)
Cash flows from investing activities
Purchases of property and equipment	(30)	—
Purchases of available-for-sale securities	(29,318)	(63,939)
Maturities of available-for-sale securities	11,617	40,900
Sales of available-for-sale securities	—	17,066
Acquisition of OSMOLEX ER	(1,327)	—
Net cash used in investing activities	(19,058)	(5,973)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	66,508	—
Proceeds from Paycheck Protection Program Loan	—	2,650
Repayment of Paycheck Protection Program Loan	—	(2,650)
Proceeds from issuance of common stock upon exercise of stock options	236	42
Proceeds from employee stock purchase plan	397	223
Principal payments on long-term debt	(705)	—
Net cash provided by financing activities	66,436	265
Net increase (decrease) in cash and cash equivalents	17,137	(35,236)
Cash and cash equivalents at beginning of period	71,660	65,774
Cash and cash equivalents at end of period	$88,797	$30,538
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities, net	$98	$—
Stock-based compensation capitalized in inventory	$68	$153
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
The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. During the six months ended June 30, 2021, other than the business combinations and intangible assets policies described below, the Company’s significant accounting policies have not changed materially from December 31, 2020.
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
Risks and Uncertainties
Despite the roll-out of vaccines, the novel Coronavirus (“COVID-19”) pandemic is continuing. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. Despite disruptions to the Company’s business operations, the COVID-19 pandemic did not significantly impact GOCOVRI prescription refill rates for the three and six months ended June 30, 2021, and thus far management has observed no disruptions to its inventory on hand or planned manufacturing schedule. However, new prescription rates have been impacted due to several factors, including: a fluid environment in which office practices are changing frequently including many healthcare providers closing their offices temporarily or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and the sales force continues to operate in a mix of virtual and live interactions with healthcare providers, adapting to the local environment. While management believes this initial decline and continued impact on new prescriptions to be temporary, the duration and severity is dependent on future developments, including the emergence of new variants and new information that may emerge concerning the actions taken to contain or prevent further spread, all of which are highly uncertain and cannot be predicted with confidence.
As of the date of issuance of these condensed consolidated financial statements, due to the numerous uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the extent to which the COVID-19 pandemic may materially adversely affect the Company’s future business, financial results, liquidity and cash flows.
Liquidity
Since January 1, 2019, the Company has funded its operations primarily through sales of GOCOVRI, through sales of its common stock, and to a lesser extent through royalties received on net sales of NAMZARIC and sales of OSMOLEX ER. The Company made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch in January 2018. Prior to the generation of revenue from GOCOVRI, the Company had not generated any commercial revenue from the sale of its products. In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC, pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2021, the Company had issued 1,553,299 shares of common stock and raised net proceeds of $8.3 million under the sales agreement. In March 2021, the Company completed a follow-on public offering of 14,375,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 1,875,000 shares of common stock, at an offering price of $4.40 per share. Proceeds from the follow-on public offering were approximately $59.3 million, net of underwriting discounts and offering-related transaction costs.
As of June 30, 2021, the Company had $118.3 million of cash, cash equivalents, and investments, which management believes will be sufficient to fund its projected operating requirements for at least 12 months from the issuance of these condensed consolidated financial statements. However, it is possible that the Company will not achieve the progress it expects, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic.
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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$81,884	$81,884	$—	$—
Corporate debt	4,494	—	4,494	—
U.S. Treasury securities	24,965	—	24,965	—
Total assets measured at fair value	$111,343	$81,884	$29,459	$—
Liabilities:
Embedded derivative liability	$1,747	$—	$—	$1,747
Total liabilities measured at fair value	$1,747	$—	$—	$1,747

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$48,152	$48,152	$—	$—
Corporate debt	6,706	—	6,706	—
U.S. Treasury securities	4,999	—	4,999	—
Total assets measured at fair value	$59,857	$48,152	$11,705	$—
Liabilities:
Embedded derivative liability	$2,378	$—	$—	$2,378
Total liabilities measured at fair value	$2,378	$—	$—	$2,378
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
At June 30, 2021, the embedded derivative related to the Royalty-Backed Loan was the only recurring fair value measurement with Level 3 unobservable inputs. A risk-adjusted discount rate of 16.4% and a probability of a change in control of 3.0% were applied to calculate the value of the embedded derivative. Significant increases (or decreases) in the discount rate, and significant increases (or decreases) in the probability of a change in control would result in a significantly higher (or lower) fair value measurement.
The following table sets forth changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$2,011	$2,498	$2,378	$2,157
Change in fair value included in interest and other income, net	(264)	97	(631)	438
Ending balance	$1,747	$2,595	$1,747	$2,595
There were no transfers into or out of Level 3 during the three and six months ended June 30, 2021 and 2020.
4.     INVESTMENTS
The Company’s investments generally consist of corporate debt, U.S. Treasury securities, and commercial paper classified as available-for-sale securities.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$4,496	$—	$(2)	$4,494
U.S. Treasury securities	24,957	8	—	24,965
Total	$29,453	$8	$(2)	$29,459
Reported as:
Short-term investments	$2,573	$—	$—	$2,573
Long-term investments	26,880	8	(2)	26,886
Total	$29,453	$8	$(2)	$29,459

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$6,706	$—	$—	$6,706
U.S. Treasury securities	4,999	—	—	4,999
Total	$11,705	$—	$—	$11,705
Reported as:
Short-term investments	$11,705	$—	$—	$11,705
Total	$11,705	$—	$—	$11,705
Short-term and long-term investments include accrued interest of $21,000 and $23,000 as of June 30, 2021, respectively. Short-term investments include accrued interest of $87,000 as of December 31, 2020. There were no gross realized gains or losses on investments for the three and six months ended June 30, 2021. For both the three and six months ended June 30, 2020, there were gross realized gains on investments of $55,000 and no gross realized losses. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and less than 24 months as of June 30, 2021. All investments with unrealized losses at June 30, 2021 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
If the Company identifies excess, obsolete, or unsalable product, the Company will write down its inventory to net realizable value in the period it is identified. During the six months ended June 30, 2021 and 2020, the Company recorded a provision for the write-down of inventory to cost of product sales of $29,000 and $0.3 million, respectively. Inventory consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$736	$795
Work-in-process	339	4,403
Finished goods	6,713	2,096
Total inventory	$7,788	$7,294

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

	June 30, 2021	December 31, 2020
Developed product	$770	$—
Accumulated amortization	(55)	—
Total intangible assets, net	$715	$—
Amortization expense for the three and six months ended June 30, 2021 was $28,000 and $55,000, respectively. Estimated amortization expense for the remainder of 2021 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2021 (remainder)	$55
2022	110
2023	110
2024	110
2025	110
2026	110
Thereafter	110
Total amortization expense	$715

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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three and six months ended June 30, 2021 and 2020, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
In addition, the Company may earn tiered royalty payments based on net sales of NAMZARIC and NAMENDA XR. Beginning in May 2020, the Company became entitled to receive royalties at rates in the low double digits to mid-teens from Allergan for sales of NAMZARIC in the United States. The Company recognized NAMZARIC royalty revenue of $1.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively, and recognized $0.8 million for both the three and six months ended June 30, 2020. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including NAMZARIC, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and the Company’s current settlement agreements with the NAMZARIC ANDA filers to date, the earliest date on which any of these agreements grant a license to market a NAMZARIC ANDA filer’s generic version of NAMZARIC is January 1, 2025 (or earlier in certain circumstances). Alternatively, the NAMZARIC ANDA filers with the earliest license date have the option to launch an authorized generic version of NAMZARIC beginning on January 1, 2026 instead of launching their own generic version of NAMZARIC on January 1, 2025. For further discussion of NAMZARIC ANDA filers, see Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies.” Beginning in June 2018, the Company was entitled to receive royalties at rates in the low to mid-single digits for sales of NAMENDA XR in the United States. The Company does not expect to receive royalties on net sales of NAMENDA XR, due to the entry of generic versions of NAMENDA XR. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.
8.     ACQUISITION OF OSMOLEX ER
The Company entered into a purchase agreement (the “Asset Purchase Agreement”) with Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals LLC (“Osmotica”) on December 1, 2020. The transaction closed on January 4, 2021 and settles all previously disclosed patent disputes. Pursuant to the Asset Purchase Agreement: both parties gave each other mutual releases and agreed to dismiss their respective claims relating to certain patent litigation; the Company acquired the global rights to OSMOLEX ER and existing inventory and the assumption of certain liabilities; and Osmotica will not engage in the U.S. in the development, manufacture, or sale of any product that is a generic version of any dosage strength of OSMOLEX ER for a period of five years from the closing of the Asset Purchase Agreement. At closing, the Company paid $7.3 million, including a $7.5 million base purchase price less $0.2 million for the assumption of certain liabilities. Management determined that the Asset Purchase Agreement was to be accounted for as a multiple element arrangement in which $5.2 million represented a patent litigation settlement, $0.8 million represented compensation to Osmotica for future inventory, and $1.3 million represented the acquisition of OSMOLEX ER. The patent litigation settlement was recorded in selling, general and administrative, net, during the twelve months ended December 31, 2020. Compensation to Osmotica for future inventory was recorded as prepaid expenses and other current assets during the six months ended June 30, 2021. The acquisition of OSMOLEX ER was accounted for as a business combination using the acquisition method of accounting during the six months ended June 30, 2021. The following table summarizes the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
The results of operations of OSMOLEX ER have been included in the condensed consolidated statements of operations since the acquisition date of January 4, 2021. Since January 4, 2021, OSMOLEX ER contributed $0.5 million and $0.8 million to the Company’s net product sales for the three and six months ended June 30, 2021, respectively. Total earnings contributed by OSMOLEX ER was not separately identifiable and is impracticable to disclose as the operations of OSMOLEX ER were integrated into the operations of the Company from the date of acquisition and not accounted for separately.
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
On May 13, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Plymouth County Contributory Retirement System against the Company and certain of the Company’s current and former directors and officers in California Superior Court for the County of Alameda (Case No. RG19018715). The lawsuit alleged violations of the Securities Act of 1933 by the Company and certain of the Company’s current and former directors and officers for allegedly making false statements and omissions in the registration statement and prospectus filed by the Company in connection with its January 24, 2018, secondary public offering of common stock. On October 29, 2020, Adamas signed a Memorandum of Understanding to settle this lawsuit for a payment of $7.5 million to eligible settlement class members in resolution of claims asserted against the Company, its officers, directors, and the other defendants, which was memorialized in a Stipulation of Settlement on November 24, 2020. The settlement was paid by the Company’s Director & Officer liability insurance. The Company and the other defendants continue to deny each of the plaintiff’s claims and deny any liability, but the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation, and to avoid further distractions to management. This settlement received final approval from the court on April 13, 2021, at which time the court entered the Amended Judgment and Order Granting Final Approval of Class Action Settlement as set forth in the Stipulation of Settlement. This Judgment became final June 14, 2021, at which time the settlement and its releases became effective.
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
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCR a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount. The unamortized debt discount as of the date of the modification is being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. Issuance costs paid to the lender in connection with the amendment were de minimis. Issuance costs paid to third parties in connection with the amendment were recorded in selling, general and administrative, net, during the twelve months ended December 31, 2020. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.5 million and $6.9 million for the three and six months ended June 30, 2021, respectively, and $3.5 million and $7.1 million for the three and six months ended June 30, 2020, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI and OSMOLEX ER after the principal amount is paid, and amortization of the debt discount. The effective interest rate, including the amortization of the debt discount, which was changed on a prospective basis in connection with the amendment, was 13.0% as of June 30, 2021.

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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	June 30, 2021	December 31, 2020
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(42,329)	(49,230)
Less: Payments made	(27,963)	(20,806)
Carrying value of loans payable	$129,708	$129,964
Less: Current portion of long-term debt	(4,167)	(3,657)
Non-current portion of long-term debt	$125,541	$126,307
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $115.0 million as of June 30, 2021. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in “Note 3. Fair Value Measurements.”
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of June 30, 2021, 1,553,299 shares have been sold under the Sales Agreement. During the fiscal year ended December 31, 2020, 217,403 shares were sold at an average price of $4.94, for net proceeds of $1.0 million and during the six months ended June 30, 2021, 1,335,896 shares were sold at an average price of $5.57, for net proceeds of $7.2 million.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	June 30, 2021	December 31, 2020
Common stock awards issued and outstanding	7,439,052	7,172,029
Authorized for future issuance under 2014 Equity Incentive Plan	3,468,509	3,518,414
Authorized for future issuance under 2016 Inducement Plan	945,001	469,419
Employee stock purchase plan	1,200,736	1,018,060
Total	13,053,298	12,177,922

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

Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$73	$134	$180	$220
Selling, general and administrative	1,833	1,561	3,465	2,956
Total stock-based compensation expense	$1,906	$1,695	$3,645	$3,176
Stock-based compensation of $30,000 and $68,000 was capitalized into inventory for the three and six months ended June 30, 2021, respectively, and $45,000 and $153,000 for the three and six months ended June 30, 2020, respectively. Stock-based compensation capitalized into inventory is recognized as cost of product sales when the related product is sold.
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

	Three and Six Months Ended June 30,
	2021	2020
Options to purchase common stock	5,006	5,450
Restricted stock units	2,433	1,627
Total	7,439	7,077

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
Overview
At Adamas Pharmaceuticals, Inc., our mission is to make everyday life significantly better for people affected by neurological diseases. We are a fully integrated company with commercial and partnered medicines, focused on growing a portfolio of therapies to address a range of neurological diseases while actively supporting our patient community. We combine our proven expertise in discovery, development and commercialization with our passion for improving lives to deliver innovative medicines that reduce the burden of neurological diseases on patients, caregivers, and society. Currently, we are primarily focused on the commercialization of GOCOVRI in the United States. Additionally, we have integrated OSMOLEX ER, which we acquired on January 4, 2021, and are commercializing the product in the United States.
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
NAMZARIC® (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of the Alzheimer’s type, is marketed in the United States by Allergan plc under an exclusive license agreement between us and Forest Laboratories Holdings Limited (“Forest”), an indirect, wholly-owned subsidiary of Allergan plc (collectively, “Allergan”). We began recognizing royalty revenue on net sales of NAMZARIC in May 2020.
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
Impact of the COVID-19 pandemic on our company
Despite the roll-out of vaccines, the novel Coronavirus (“COVID-19”) pandemic is continuing.
How we are operating in the current COVID-19 shutdown
We are committed to the health and safety of our employees and their families and doing our part to slow the community spread of COVID-19. We are following the guidelines of the Centers for Disease Control and other federal, state and local authorities and will continue to assess when it is appropriate for our team to fully return to normal work practices.
Impact on our ability to sell GOCOVRI
We continue to see stable GOCOVRI prescription refill rates due to our continued strong patient persistence, adequate supply of GOCOVRI, and patient access to GOCOVRI through distribution from our specialty pharmacy directly to a patient’s home. However, we have seen that new prescription rates have been impacted due to several factors, including: a fluid environment in which office practices are changing frequently including many healthcare providers closing their officers temporarily or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and our sales force continues to operate in a mix of virtual and live interactions with healthcare providers, adapting to the local environment. While we believe the initial decline and continued impact on new prescriptions to be temporary, the duration and severity is dependent on future developments, which are highly uncertain and cannot be predicted with confidence.
Impact on our supply chain
Our GOCOVRI supply chain remains robust and thus far we have observed no disruptions to our inventory on hand or our planned manufacturing schedule. In October 2020, the FDA approved our sNDA for AMSA S.p.A. as a secondary supplier of active pharmaceutical ingredient for GOCOVRI. In July 2021, the FDA approved our sNDA for a second and alternative packager of GOCOVRI. Based on current information, we believe that our partners in our supply chain have been and will continue to operate during the current COVID-19 outbreak.
Impact on our financial condition and capital resources
The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including the emergence of new variants and new information that may emerge concerning the severity and duration of actions taken to contain or prevent further spread. Throughout the COVID-19 pandemic we have observed widespread closure of clinics and cancellation or rescheduling of patient appointments, restriction of access to sales representatives in some institutions and a marked increase in telemedicine consultations. While certain governments have eased restrictions, there continues to be areas where restrictions remain in place and new variants may lead to new shutdowns or business disruptions in the future that may further impact sales. As of June 30, 2021, we had cash, cash equivalents, and investments of $118.3 million.

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
Our investment in research and development activities, including the clinical development of our product candidates, has historically represented a significant portion of our total operating expenses. We have concluded the two-year Phase 3 open-label study of GOCOVRI, suspended investment in the development of ADS-4101, and completed additional analyses of the data from the INROADS trial for ADS-5102 for MSW and will not initiate further Phase 3 development. The majority of our research and development efforts thus far in 2021 have been focused on completing activities for ADS-5102 for MSW, primarily the open-label extension study which closed out during the second quarter of 2021. As a result, we expect research and development costs to be at or below 2020 levels for the foreseeable future, based on this focused strategy.
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

Results of operations
Fluctuations in Operating Results
Our results of operations have fluctuated from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the impact on our operations as a result of fluctuations in product sales due to variances in the number of paid prescriptions from period to period, conversions from our free drug trial program to paid prescriptions, and fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Further, we expect the timing of expenditures related to our commercial activities associated with GOCOVRI and OSMOLEX ER in addition to research and development activities to vary from period to period, including those associated with the label revision for GOCOVRI to include OFF episodes, and potential development of additional product candidates. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not necessarily a good indication of our future performance.
Comparison of the three and six months ended June 30, 2021 and 2020
Financial results for the periods ended June 30, 2021 include OSMOLEX ER’s financial results subsequent to the acquisition closing date of January 4, 2021.
Revenues
The following table summarizes the sources of our revenues by category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Product sales	$20,557	$17,954	$2,603	14%	$38,535	$32,435	$6,100	19%
Royalty revenue	1,415	840	575	68%	2,748	840	1,908	227%
Total revenues	$21,972	$18,794	$3,178	17%	$41,283	$33,275	$8,008	24%
Product sales
Product sales by product were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
GOCOVRI	$20,073	$17,954	$2,119	12%	$37,724	$32,435	$5,289	16%
OSMOLEX ER	484	—	484	NM	811	—	811	NM
Product sales	$20,557	$17,954	$2,603	14%	$38,535	$32,435	$6,100	19%
NM – Not meaningful.
The following table summarizes the approximate number of total GOCOVRI paid prescriptions for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Total GOCOVRI Paid Prescriptions	9,400	7,915	1,485	19%	18,135	15,120	3,015	20%
GOCOVRI product sales increased by $2.1 million, or 12%, to $20.1 million for the three months ended June 30, 2021, from $18.0 million for the three months ended June 30, 2020, and increased by $5.3 million, or 16%, to $37.7 million for the six months ended June 30, 2021, from $32.4 million for the six months ended June 30, 2020. The increase in both periods was due to growth in sales of GOCOVRI since its launch, in addition to a 3% price increase that went into effect in January 2021. The approximate number of total GOCOVRI paid prescriptions increased by 1,485, or

19%, to 9,400 for the three months ended June 30, 2021, from 7,915 for the three months June 30, 2020, and increased by 3,015, or 20% to 18,135 for the six months ended June 30, 2021, from 15,120 for the six months ended June 30, 2020. OSMOLEX ER product sales were $0.5 million and $0.8 million for the three and six months ended June 30, 2021, compared to no sales for the three and six months ended June 30, 2020, as we acquired OSMOLEX ER at the beginning of January 2021.
Strong GOCOVRI patient persistence of 45%-50% at 12 months continued in the second quarter of 2021. In addition to total paid prescriptions, we monitor new paid prescriptions as a key performance indicator for our business. The following table summarizes the approximate number of total GOCOVRI paid prescriptions and approximate number of new GOCOVRI paid prescriptions for each of the quarterly periods indicated:

	Three Months Ended
	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total GOCOVRI paid prescriptions	9,400	8,735	8,165	7,785	7,915	7,205
New GOCOVRI paid prescriptions	730	590	510	430	370	500
Royalty revenue
Royalty revenue was $1.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively, compared to $0.8 million for both the three and six months ended June 30, 2020. We began recognizing royalty revenue on net sales of NAMZARIC in May 2020.
Cost of product sales
Cost of product sales for the periods indicated were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Cost of product sales	$527	$381	$146	38%	$912	$953	$(41)	(4)%
Cost of product sales increased by $0.1 million to $0.5 million, or 3% of product sales, for the three months ended June 30, 2021, from $0.4 million, or 2% of product sales, for the three months ended June 30, 2020; and decreased by $41,000 to $0.9 million, or 2% of product sales, for the six months ended June 30, 2021, from $1.0 million, or 3% of product sales, for the six months ended June 30, 2020. Included in cost of product sales for the six months ended June 30, 2021 and June 30, 2020, is a provision for the write-down of inventory of $29,000 and $0.3 million, respectively. Prior to receiving FDA approval in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. As of June 30, 2021, all the inventory that was previously expensed to research and development had been sold to customers. We do not expect our cost of product sales of GOCOVRI as a percentage of product sales to exceed 6% for the foreseeable future, excluding potential unknown one-time charges.
Research and development expenses
Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Research and development expenses	$1,448	$2,550	$(1,102)	(43)%	$3,260	$5,015	$(1,755)	(35)%
Research and development expenses decreased by $1.1 million, or 43%, to $1.4 million for the three months ended June 30, 2021, from $2.6 million for the three months ended June 30, 2020; and decreased by $1.8 million, or 35%, to $3.3 million for the six months ended June 30, 2021, from $5.0 million for the six months ended June 30, 2020. The decrease in research and development expenses for both periods was mainly attributable to lower clinical activity for the open-label extension study of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. We discontinued additional development of this program in June 2020 and the open-label extension study closed out during the second quarter of 2021. Included in research and development expenses was stock-based compensation expense, which was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, as well as the three and six months ended June 30, 2020.
Research and development expenses by category for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GOCOVRI(1)	$940	$2,167	$2,201	$4,152
Other research and development expenses	508	383	1,059	863
Total research and development expenses	$1,448	$2,550	$3,260	$5,015
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
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Selling, general and administrative expenses, net	$29,152	$23,177	$5,975	26%	$55,791	$47,729	$8,062	17%
Selling, general and administrative expenses, net, increased by $6.0 million, or 26%, to $29.2 million for the three months ended June 30, 2021, from $23.2 million for the three months ended June 30, 2020; and increased by $8.1 million, or 17%, to $55.8 million for the six months ended June 30, 2021, from $47.7 million for the six months ended June 30, 2020. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2021, was primarily due to: increased costs of approximately $1.5 million and $2.3 million, respectively, in personnel related costs, including stock-based compensation; and increased costs of approximately $4.5 million and $5.8 million, respectively, for GOCOVRI related promotional costs, market research and other external professional services, costs for the initial promotion of OSMOLEX ER, and other general corporate expenses. Included in selling, general and administrative expenses was stock-based compensation expense, which was $1.8 million and $3.5 million for the three and six months ended June 30, 2021, respectively, compared to $1.6 million and $3.0 million for the three and six months ended June 30, 2020, respectively.
Interest and other income, net
Interest and other income, net were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Interest and other income, net	$280	$215	$65	30%	$664	$299	$365	122%
Interest and other income, net, for the three and six months ended June 30, 2021 was $0.3 million and $0.7 million, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2020. The increase in interest and other income, net, for the three and six months ended June 30, 2021, was primarily driven by the change in fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCR, offset by lower interest income due to lower interest rates.

Interest expense
Interest expense was as follows (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Interest expense	$3,469	$3,467	$2	0%	$6,901	$7,091	$(190)	(3)%
Interest expense for the three and six months ended June 30, 2021 remained relatively consistent with the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents, and investments, which totaled $118.3 million and $83.4 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $530.2 million.
Prior to 2019, we raised an aggregate of approximately $336.6 million in sales of equity securities and entered into a Royalty-Backed Loan with HCR, whereby we borrowed a total of $100.0 million. As of June 30, 2021, the total remaining payment obligation of the Royalty-Backed Loan was $172.0 million. Since January 1, 2019, we have funded our operations primarily through sales of GOCOVRI, through sales of our common stock, and to a lesser extent through royalties received on net sales of NAMZARIC and sales of OSMOLEX ER. In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of June 30, 2021, we had issued 1,553,299 shares of common stock under the sales agreement and raised net proceeds of $8.3 million, including 1,335,896 shares sold at an average price of $5.57, for net proceeds of $7.2 million during the three and six months ended June 30, 2021. In March 2021, we completed a follow-on public offering of 14,375,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,875,000 shares of common stock, at an offering price of $4.40 per share. Proceeds from the follow-on public offering were approximately $59.3 million, net of underwriting discounts and offering-related transaction costs.
We believe our existing cash, cash equivalents, and investments at June 30, 2021 will be sufficient to fund our projected operating requirements, including continued commercialization of GOCOVRI for the treatment of OFF and dyskinesia in patients with Parkinson’s disease, OSMOLEX ER activities, and remaining obligations related to ADS-5102 in MSW, for at least 12 months from the issuance of this Quarterly Report on Form 10-Q. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI and OSMOLEX ER may be less than anticipated, especially in light of the current COVID-19 pandemic, and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. The duration and severity of the COVID-19 pandemic is unknown and makes projecting the outcome of future developments highly uncertain and cannot be predicted with confidence. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to incur substantial expenses and operating losses for the foreseeable future. We expect to continue significant spending in connection with the continued commercialization of GOCOVRI for the treatment of OFF and dyskinesia in patients with Parkinson’s disease, OSMOLEX ER activities, and potential development of additional product candidates. To continue these activities, we may decide to raise additional funds through a combination of public equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all, especially as a result of the economic downturn occurring and expected to continue as a result of the emergence of new variants and actions taken to contain the spread of COVID-19. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(30,241)	$(29,528)
Investing activities	(19,058)	(5,973)
Financing activities	66,436	265
Net increase (decrease) in cash and cash equivalents	$17,137	$(35,236)
Net Cash Used In Operating Activities
Net cash used in operating activities was $30.2 million for the six months ended June 30, 2021 and consisted primarily of our net loss of $24.9 million and net changes in operating assets and liabilities of $9.0 million, partially offset by non-cash adjustments of $3.7 million. Changes in our operating assets and liabilities consisted primarily of: a decrease in accrued liabilities and other liabilities of $14.1 million for payment to Osmotica representing a patent litigation settlement, payout of the 2020 annual bonus, and release of a litigation settlement liability which amount was paid by insurance to the settlement class members; an increase in accounts receivable of $2.1 million due to higher unit sales and timing of receivable collections; offset by a decrease in prepaid expenses and other assets of $7.4 million mainly related to release of an insurance litigation recovery which amount was paid by insurance to the settlement class members. The non-cash adjustments consisted mainly of stock-based compensation of $3.6 million.
Net Cash Used In Investing Activities
Net cash used in investing activities was $19.1 million for the six months ended June 30, 2021, mainly as a result of purchases of available-for-sale securities, net of maturities, of $17.7 million, and the acquisition of OSMOLEX ER of $1.3 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $66.4 million for the six months ended June 30, 2021, as a result of: cash proceeds of $59.3 million related to a follow-on financing; $7.2 million related to the sale of common stock under a controlled equity offering; and $0.6 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan, offset in part by $0.7 million of principal payments on our Royalty-Backed Loan with HCR.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on February 23, 2021. There have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the six months ended June 30, 2021.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The novel Coronavirus (“COVID-19”) has negatively impacted our business, including the commercialization strategy and sales of GOCOVRI® (amantadine) extended release capsules.
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
The novel Coronavirus (“COVID-19”) continues both within the U.S. and globally. The World Health Organization has declared the outbreak of COVID-19 to be a pandemic, and the U.S. federal government has declared it a national emergency. Efforts to contain the spread of COVID-19 have intensified and the U.S. has implemented severe travel restrictions, enforced social distancing, shelter-in-place orders and delays or cancellations of physician visits. These circumstances have negatively impacted our business and the commercialization strategy of GOCOVRI, including a fluid environment in which office practices are changing frequently including healthcare providers temporarily closing their offices or restricting patient visits, patients postponing visits to healthcare provider facilities, and depending on the local environment, limiting the ability of our sales force to travel and meet with healthcare providers and resulting in sales and marketing being conducted in a mix of virtual and live interactions. In particular, we have observed an impact in our new prescription rate, which we attribute to the effects of the restrictive actions taken.
We have implemented a work-from-home policy for all our employees, including allowing for flexible work schedules. The effects of our work-from-home policy may negatively impact productivity and disrupt our business.
These disruptions in our operations have negatively impacted, and we expect will continue to negatively impact, our business, operating results and financial condition. The COVID-19 pandemic continues to rapidly evolve, including the emergence of more transmissible variants. The ultimate cumulative impact of the COVID-19 pandemic on our business operations, the duration and severity of which will depend on future developments, is highly uncertain and cannot be predicted with confidence. We will continue to monitor the situation closely. The COVID-19 pandemic may also exacerbate a number of the risks discussed below.
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
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business. We have entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of June 30, 2021, we had issued 1,553,299 shares of common stock and raised net proceeds of $8.3 million under this facility. As of June 30, 2021, we had approximately $118.3 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case, especially in light of the uncertainties related to, and the duration of, the COVID-19 pandemic.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1***	Asset Purchase Agreement by and between Adamas Pharmaceuticals, Inc. and Osmotica Pharmaceutical US LLC.	10-K	001-36399	2.1	2/23/2021

2.2***	First Amendment to Asset Purchase Agreement by and between Adamas Pharmaceuticals, Inc. and Osmotica Pharmaceutical US LLC.					X

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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
*** Certain confidential information contained in this document, marked by brackets, is omitted because it is both (i) not material and (ii) is either the type of information that Adamas Pharmaceuticals, Inc. treats as private or confidential or would likely be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	August 9, 2021	/s/ Neil F. McFarlane
Neil F. McFarlane
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2021	/s/ Christopher B. Prentiss
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)