Form 10-Q
period 2021-09-30
Adamas Pharmaceuticals Inc
filed 2021-11-10
CIK 1328143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2021, was 45,786,965.

ADAMAS PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$78,623	$71,660
Available-for-sale securities	4,475	11,705
Accounts receivable, net	10,046	8,042
Inventory	8,680	7,294
Prepaid expenses and other current assets	6,178	13,035
Total current assets	108,002	111,736
Property and equipment, net	1,309	1,598
Operating lease right-of-use assets	5,553	6,657
Available-for-sale securities, non-current	27,991	—
Intangible assets, net	687	—
Prepaid expenses and other non-current assets	435	38
Total assets	$143,977	$120,029
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$4,208	$2,144
Accrued liabilities	12,963	27,164
Current portion of long-term debt	4,554	3,657
Other current liabilities	2,118	1,902
Total current liabilities	23,843	34,867
Long-term debt	124,483	126,307
Long-term portion of operating lease liabilities	5,101	6,453
Other non-current liabilities	12,156	2,378
Total liabilities	165,583	170,005
Commitments and Contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value — 5,000,000 shares authorized, and zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 100,000,000 shares authorized, 45,690,547 and 28,866,956 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	50	34
Additional paid-in capital	528,053	455,277
Accumulated other comprehensive income	13	—
Accumulated deficit	(549,722)	(505,287)
Total stockholders’ deficit	(21,606)	(49,976)
Total liabilities and stockholders’ deficit	$143,977	$120,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales	$24,579	$18,970	$63,114	$51,405
Royalty revenue	1,317	1,206	4,065	2,046
Total revenues	25,896	20,176	67,179	53,451
Costs and operating expenses:
Cost of product sales	576	488	1,488	1,441
Research and development	1,225	2,333	4,485	7,348
Selling, general and administrative, net	29,731	26,120	85,522	73,849
Total costs and operating expenses	31,532	28,941	91,495	82,638
Loss from operations	(5,636)	(8,765)	(24,316)	(29,187)
Interest and other income (expense), net	(10,385)	355	(9,721)	654
Interest expense	(3,497)	(3,506)	(10,398)	(10,597)
Net loss	$(19,518)	$(11,916)	$(44,435)	$(39,130)
Net loss per share, basic and diluted	$(0.43)	$(0.42)	$(1.05)	$(1.39)
Weighted average shares used in computing net loss per share, basic and diluted	45,618	28,376	42,121	28,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(19,518)	$(11,916)	$(44,435)	$(39,130)
Other comprehensive income (loss)
Reclassification of realized gain on available-for-sale securities recognized in interest and other income, net	—	—	—	(34)
Unrealized gain (loss) on available-for-sale securities	7	(88)	13	50
Total other comprehensive income (loss)	7	(88)	13	16
Comprehensive loss	$(19,511)	$(12,004)	$(44,422)	$(39,114)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2019	27,964,778	$33	$446,942	$16	$(447,884)	$(893)
Exercise of stock options	61,766	—	42	—	—	42
Restricted stock units vested	131,661	—	—	—	—	—
Other comprehensive income	—	—	—	57	—	57
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	—	(16,648)	(16,648)
Balances at March 31, 2020	28,158,205	33	448,573	73	(464,532)	(15,853)
Restricted stock units vested	28,541	—	—	—	—	—
Stock issued under employee stock purchase plan	95,094	—	223	—	—	223
Other comprehensive income	—	—	—	47	—	47
Stock-based compensation	—	—	1,740	—	—	1,740
Net loss	—	—	—	—	(10,566)	(10,566)
Balances at June 30, 2020	28,281,840	33	450,536	120	(475,098)	(24,409)
Exercise of stock options	171,159	—	115	—	—	115
Restricted stock units vested	67,520	—	—	—	—	—
Other comprehensive loss	—	—	—	(88)	—	(88)
Stock-based compensation	—	—	1,680	—	—	1,680
Net loss	—	—	—	—	(11,916)	(11,916)
Balances at September 30, 2020	28,520,519	$33	$452,331	$32	$(487,014)	$(34,618)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	28,866,956	$34	$455,277	$—	$(505,287)	$(49,976)
Issuance of common stock in conjunction with equity offerings, net of commissions and issuance costs	15,710,896	16	66,492	—	—	66,508
Exercise of stock options	291,494	—	202	—	—	202
Restricted stock units vested	538,749	—	—	—	—	—
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,777	—	—	1,777
Net loss	—	—	—	—	(12,573)	(12,573)
Balances at March 31, 2021	45,408,095	50	523,748	(1)	(517,860)	5,937
Exercise of stock options	11,165	—	34	—	—	34
Restricted stock units vested	70,570	—	—	—	—	—
Stock issued under employee stock purchase plan	105,994	—	397	—	—	397
Other comprehensive income	—	—	—	7	—	7
Stock-based compensation	—	—	1,936	—	—	1,936
Net loss	—	—	—	—	(12,344)	(12,344)
Balances at June 30, 2021	45,595,824	50	526,115	6	(530,204)	(4,033)
Exercise of stock options	20,000	—	34	—	—	34
Restricted stock units vested	74,723	—	—	—	—	—
Other comprehensive income	—	—	—	7	—	7
Stock-based compensation	—	—	1,904	—	—	1,904
Net loss	—	—	—	—	(19,518)	(19,518)
Balances at September 30, 2021	45,690,547	$50	$528,053	$13	$(549,722)	$(21,606)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMAS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(44,435)	$(39,130)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	327	660
Stock-based compensation	5,519	4,803
Non-cash interest expense	733	2,090
Change in fair value of embedded derivative liability	9,778	269
Net accretion of discounts and amortization of premiums of available-for-sale securities	(74)	(152)
Realized gain on available-for-sale securities	—	(55)
Provision for write-down of inventory	29	340
Amortization of intangible assets	83	—
Changes in assets and liabilities
Accrued interest of available-for-sale securities	27	352
Accounts receivable, net	(2,004)	(1,878)
Inventory	(1,133)	(1,399)
Prepaid expenses and other assets	7,217	(8,983)
Operating lease right-of-use assets	1,172	1,061
Accounts payable	1,978	(2,382)
Long-term portion of operating lease liabilities	(1,364)	(1,253)
Accrued liabilities and other liabilities	(14,339)	5,276
Net cash used in operating activities	(36,486)	(40,381)
Cash flows from investing activities
Purchases of property and equipment	(38)	—
Purchases of available-for-sale securities	(32,318)	(68,936)
Maturities of available-for-sale securities	11,617	76,900
Sales of available-for-sale securities	—	17,066
Acquisition of OSMOLEX ER	(1,327)	—
Net cash provided by (used in) investing activities	(22,066)	25,030
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	66,508	—
Proceeds from Paycheck Protection Program Loan	—	2,650
Repayment of Paycheck Protection Program Loan	—	(2,650)
Proceeds from issuance of common stock upon exercise of stock options	270	157
Proceeds from employee stock purchase plan	397	223
Principal payments on long-term debt	(1,660)	—
Net cash provided by financing activities	65,515	380
Net increase (decrease) in cash and cash equivalents	6,963	(14,971)
Cash and cash equivalents at beginning of period	71,660	65,774
Cash and cash equivalents at end of period	$78,623	$50,803
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities, net	$98	$46
Stock-based compensation capitalized in inventory	$98	$206
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
The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. During the nine months ended September 30, 2021, other than the business combinations and intangible assets policies described below, the Company’s significant accounting policies have not changed materially from December 31, 2020.
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
Risks and Uncertainties
Despite the roll-out of vaccines, the novel Coronavirus (“COVID-19”) pandemic is continuing. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. Despite disruptions to the Company’s business operations, the COVID-19 pandemic did not significantly impact GOCOVRI prescription refill rates for the three and nine months ended September 30, 2021, and thus far management has observed no disruptions to its inventory on hand or planned manufacturing schedule. However, new prescription rates have been impacted due to several factors, including: a fluid environment in which office practices are changing frequently including many healthcare providers closing their offices temporarily or are restricting patient visits; patients are postponing visits to healthcare provider facilities; and the sales force continues to operate in a mix of virtual and live interactions with healthcare providers, adapting to the local environment. While management believes this initial decline and continued impact on new prescriptions to be temporary, the duration and severity is dependent on future developments, including the emergence of new variants and new information that may emerge concerning the actions taken to contain or prevent further spread, all of which are highly uncertain and cannot be predicted with confidence.
As of the date of issuance of these condensed consolidated financial statements, due to the numerous uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the extent to which the COVID-19 pandemic may materially adversely affect the Company’s future business, financial results, liquidity and cash flows.
Liquidity
Since January 1, 2019, the Company has funded its operations primarily through sales of GOCOVRI, through sales of its common stock, and to a lesser extent through royalties received on net sales of NAMZARIC and sales of OSMOLEX ER. The Company made GOCOVRI available for physician and patient use in the fourth quarter of 2017, with a full commercial launch in January 2018. Prior to the generation of revenue from GOCOVRI, the Company had not generated any commercial revenue from the sale of its products. In November 2019, the Company entered into a sales agreement with Cowen and Company, LLC, pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2021, the Company had issued 1,553,299 shares of common stock and raised net proceeds of $8.3 million under the sales agreement. In March 2021, the Company completed a follow-on public offering of 14,375,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase 1,875,000 shares of common stock, at an offering price of $4.40 per share. Proceeds from the follow-on public offering were approximately $59.3 million, net of underwriting discounts and offering-related transaction costs.
As of September 30, 2021, the Company had $111.1 million of cash, cash equivalents, and investments, which management believes will be sufficient to fund its projected operating requirements for at least 12 months from the issuance of these condensed consolidated financial statements. However, it is possible that the Company will not achieve the progress it expects, because revenues from GOCOVRI may be less than anticipated, especially in light of the current COVID-19 pandemic.
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
The following table represents the fair value hierarchy for the Company’s financial assets and liabilities which require fair value measurement on a recurring basis (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$73,905	$73,905	$—	$—
Corporate debt	7,484	—	7,484	—
U.S. Treasury securities	24,982	—	24,982	—
Total assets measured at fair value	$106,371	$73,905	$32,466	$—
Liabilities:
Embedded derivative liability	$12,156	$—	$—	$12,156
Total liabilities measured at fair value	$12,156	$—	$—	$12,156

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market	$48,152	$48,152	$—	$—
Corporate debt	6,706	—	6,706	—
U.S. Treasury securities	4,999	—	4,999	—
Total assets measured at fair value	$59,857	$48,152	$11,705	$—
Liabilities:
Embedded derivative liability	$2,378	$—	$—	$2,378
Total liabilities measured at fair value	$2,378	$—	$—	$2,378
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
At September 30, 2021, the embedded derivative related to the Royalty-Backed Loan was the only recurring fair value measurement with Level 3 unobservable inputs. A risk-adjusted discount rate of 16.6% and a probability of a change in control of 40.0% in the near term and 3.0% in future periods were applied to calculate the value of the embedded derivative. Significant increases (or decreases) in the discount rate, and significant increases (or decreases) in the probability of a change in control would result in a significantly higher (or lower) fair value measurement.
The following table sets forth changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$1,747	$2,595	$2,378	$2,157
Change in fair value included in interest and other income (expense), net	10,409	(169)	9,778	269
Ending balance	$12,156	$2,426	$12,156	$2,426
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2021 and 2020.
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
The following table is a summary of amortized cost, unrealized gain and loss, and the fair value of available-for-sale securities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$7,486	$—	$(2)	$7,484
U.S. Treasury securities	24,967	15	—	24,982
Total	$32,453	$15	$(2)	$32,466
Reported as:
Short-term investments	$4,476	$—	$(1)	$4,475
Long-term investments	27,977	15	(1)	27,991
Total	$32,453	$15	$(2)	$32,466

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt	$6,706	$—	$—	$6,706
U.S. Treasury securities	4,999	—	—	4,999
Total	$11,705	$—	$—	$11,705
Reported as:
Short-term investments	$11,705	$—	$—	$11,705
Total	$11,705	$—	$—	$11,705
Short-term and long-term investments include accrued interest of $49,000 and $11,000 as of September 30, 2021, respectively. Short-term investments include accrued interest of $87,000 as of December 31, 2020. There were no gross realized gains or losses on investments for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, there were gross realized gains on investments of zero and $55,000, respectively, and no gross realized losses for both periods. Investments are classified as short-term or long-term depending on the underlying investment’s maturity date. Long-term investments held by the Company have a maturity date range of greater than 12 months and less than 24 months as of September 30, 2021. All investments with unrealized losses at September 30, 2021 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.
5.     INVENTORY
If the Company identifies excess, obsolete, or unsalable product, the Company will write down its inventory to net realizable value in the period it is identified. During the nine months ended September 30, 2021 and 2020, the Company recorded a provision for the write-down of inventory to cost of product sales of $29,000 and $0.3 million, respectively. Inventory consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$697	$795
Work-in-process	1,077	4,403
Finished goods	6,906	2,096
Total inventory	$8,680	$7,294

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

	September 30, 2021	December 31, 2020
Developed product	$770	$—
Accumulated amortization	(83)	—
Total intangible assets, net	$687	$—
Amortization expense for the three and nine months ended September 30, 2021 was $28,000 and $83,000, respectively. Estimated amortization expense for the remainder of 2021 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2021 (remainder)	$27
2022	110
2023	110
2024	110
2025	110
2026	110
Thereafter	110
Total amortization expense	$687

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
Pursuant to the agreement, Allergan made an upfront payment of $65.0 million. The Company earned and received additional cash payments totaling $95.0 million upon achievement by Allergan of certain development and regulatory milestones. Under the agreement, external costs incurred related to the prosecution and litigation of intellectual property rights are reimbursable. Reimbursable external costs are recorded as a reduction to selling, general and administrative, net. For the three and nine months ended September 30, 2021 and 2020, there were no reimbursable external costs for prosecution or litigation of intellectual property rights.
In addition, the Company may earn tiered royalty payments based on net sales of NAMZARIC and NAMENDA XR. Beginning in May 2020, the Company became entitled to receive royalties at rates in the low double digits to mid-teens from Allergan for sales of NAMZARIC in the United States. The Company recognized NAMZARIC royalty revenue of $1.3 million and $4.1 million for the three and nine months ended September 30, 2021, respectively, and recognized $1.2 million and $2.0 million for the three and nine months ended September 30, 2020, respectively. Allergan’s obligation to pay royalties with respect to fixed-dose memantine-donepezil products, including NAMZARIC, continues until the later of (i) 15 years after the commercial launch of the first fixed-dose memantine-donepezil product by Allergan in the United States or (ii) the expiration of the Orange Book listed patents for which Allergan obtained rights from the Company covering such product, but is eliminated in any quarter where there is significant competition from generics. Based on Allergan’s and the Company’s current settlement agreements with the NAMZARIC ANDA filers to date, the earliest date on which any of these agreements grant a license to market a NAMZARIC ANDA filer’s generic version of NAMZARIC is January 1, 2025 (or earlier in certain circumstances). Alternatively, the NAMZARIC ANDA filers with the earliest license date have the option to launch an authorized generic version of NAMZARIC beginning on January 1, 2026 instead of launching their own generic version of NAMZARIC on January 1, 2025. For further discussion of NAMZARIC ANDA filers, see Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies.” Beginning in June 2018, the Company was entitled to receive royalties at rates in the low to mid-single digits for sales of NAMENDA XR in the United States. The Company does not expect to receive royalties on net sales of NAMENDA XR, due to the entry of generic versions of NAMENDA XR. Royalties under the license agreement will be recognized when the related sales occur, in accordance with the sales-based royalty exception.
8.     ACQUISITION OF OSMOLEX ER
The Company entered into a purchase agreement (the “Asset Purchase Agreement”) with Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals LLC (“Osmotica”) on December 1, 2020. The transaction closed on January 4, 2021 and settles all previously disclosed patent disputes. Pursuant to the Asset Purchase Agreement: both parties gave each other mutual releases and agreed to dismiss their respective claims relating to certain patent litigation; the Company acquired the global rights to OSMOLEX ER and existing inventory and the assumption of certain liabilities; and Osmotica will not engage in the U.S. in the development, manufacture, or sale of any product that is a generic version of any dosage strength of OSMOLEX ER for a period of five years from the closing of the Asset Purchase Agreement. At closing, the Company paid $7.3 million, including a $7.5 million base purchase price less $0.2 million for the assumption of certain liabilities. Management determined that the Asset Purchase Agreement was to be accounted for as a multiple element arrangement in which $5.2 million represented a patent litigation settlement, $0.8 million represented compensation to Osmotica for future inventory, and $1.3 million represented the acquisition of OSMOLEX ER. The patent litigation settlement was recorded in selling, general and administrative, net, during the twelve months ended December 31, 2020. Compensation to Osmotica for future inventory was recorded as prepaid expenses and other current assets during the nine months ended September 30, 2021. The acquisition of OSMOLEX ER was accounted for as a business combination using the acquisition method of accounting during the nine months ended September 30, 2021. The following table summarizes the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
The results of operations of OSMOLEX ER have been included in the condensed consolidated statements of operations since the acquisition date of January 4, 2021. Since January 4, 2021, OSMOLEX ER contributed $0.6 million and $1.4 million to the Company’s net product sales for the three and nine months ended September 30, 2021, respectively. Total earnings contributed by OSMOLEX ER was not separately identifiable and is impracticable to disclose as the operations of OSMOLEX ER were integrated into the operations of the Company from the date of acquisition and not accounted for separately.
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
On December 10, 2019, another putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against the Company and certain of the Company’s former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by the Company and certain of the Company’s former directors and officers. On March 16, 2020, a shareholder derivative lawsuit was filed by Patrick Van Camp in federal court in the Northern District of California (Case No. 4:20-cv-01815) naming the Company and certain of the Company’s current and former directors and officers as defendants. This lawsuit alleges breaches of fiduciary duty and violations of the Securities Exchange Act of 1934 by certain of the Company’s current and former directors and officers. The Company is named as a nominal defendant only. On April 6, 2020, another, virtually identical, shareholder derivative lawsuit was filed by James Druzbik in federal court in the Northern District of California (Case No. 4:20-cv-02320) naming the Company and certain of the Company’s current and former directors and officers as defendants. This lawsuit contains the same allegations, claims, and defendants as the first derivative action. The Company is named as a nominal defendant only. Other similar cases may be filed in the future. In all of these actions, Plaintiffs seek unspecified monetary damages and other relief. These actions are ongoing. The Company believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
On October 26, 2021, Elaine Wang, a purported stockholder of the Company, filed a complaint for violations of federal securities laws in the Southern District of New York (Case No. 1:21-cv-8742) challenging the disclosures made in connection with the proposed transaction with Supernus Pharmaceuticals, Inc. See Note 14 for description of the transaction with Supernus Pharmaceuticals, Inc. The complaint names each of the Company’s directors as a defendant and alleges that the disclosures in the solicitation statement filed on October 25, 2021 were materially false and misleading under Section 14 of the Securities Exchange Act. A second lawsuit by purported stockholder, Jeffrey D. Justice II, was filed on October 28, 2021 in the same court (Case No. 1:21-cv-08818) against the same defendants with similar claims. A third lawsuit by purported stockholder, Stourbridge Investments LLC, was filed on October 29, 2021 in the same court (Case No. 1:21-cv-08856) against the same defendants with similar claims. A fourth lawsuit by purported stockholder, Tran Tran, was filed on October 29, 2021 in the Northern District of California (Case No. 3:21-cv-08417) also against the same defendants and with similar claims. A fifth lawsuit by purported stockholder, Kelly Cook, was filed on November 2, 2021 in the Easter District of New York (Case No. 1:21-cv-06102) against the same defendants with similar claims. A sixth lawsuit by purported stockholder, Catherine Coffman, was filed on November 5, 2021 in the Northern District of California (Case No. 3:21-cv-08646) against the same defendants with similar claims. A seventh lawsuit by purported stockholder, Michael Kent, was filed on November 5, 2021 in the District of Delaware (Case No. 1:21-cv-01579) against the same defendants with similar claims. An eighth lawsuit by purported stockholder, Marc Waterman, was filed on November 8, 2021 in the Eastern District of Pennsylvania (Case No. 2:21-cv-04912) against the same defendants with similar claims. Other similar cases may be filed in the future. In all of these actions, Plaintiffs seek injunctive relief, unspecified monetary damages, unspecified costs, and other relief. These actions are ongoing. The Company believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
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
In connection with the Royalty-Backed Loan, in 2017 the Company paid HCR a lender expense amount of $0.4 million and incurred additional debt issuance costs totaling $0.8 million. The lender expense and additional debt issuance costs have been recorded as a debt discount. The unamortized debt discount as of the date of the modification is being amortized and recorded as interest expense over the estimated term of the loan using the effective interest method. Issuance costs paid to the lender in connection with the amendment were de minimis. Issuance costs paid to third parties in connection with the amendment were recorded in selling, general and administrative, net, during the twelve months ended December 31, 2020. The Company recorded interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $3.5 million and $10.4 million for the three and nine months ended September 30, 2021, respectively, and $3.5 million and $10.6 million for the three and nine months ended September 30, 2020, respectively. Interest expense over the life of the Royalty-Backed Loan includes an annual interest rate of 11% on the outstanding principal, a royalty rate of 6.25% on net sales of GOCOVRI and OSMOLEX ER after the principal amount is paid, and amortization of the debt discount. The effective interest rate, including the amortization of the debt discount, which was changed on a prospective basis in connection with the amendment, was 13.0% as of September 30, 2021.
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
Payment obligations under the Royalty-Backed Loan are as follows (in thousands):

	September 30, 2021	December 31, 2020
Total repayment obligation	$200,000	$200,000
Less: Interest to be accreted in future periods	(38,832)	(49,230)
Less: Payments made	(32,131)	(20,806)
Carrying value of loans payable	$129,037	$129,964
Less: Current portion of long-term debt	(4,554)	(3,657)
Non-current portion of long-term debt	$124,483	$126,307
The estimated fair value of the long-term debt, as measured using Level 3 inputs, approximates $110.2 million as of September 30, 2021. The estimated fair value was calculated in the same methodology as the valuation of the embedded derivative as described further in “Note 3. Fair Value Measurements.”
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
The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2021, 1,553,299 shares have been sold under the Sales Agreement. During the fiscal year ended December 31, 2020, 217,403 shares were sold at an average price of $4.94, for net proceeds of $1.0 million and during the nine months ended September 30, 2021, 1,335,896 shares were sold at an average price of $5.57, for net proceeds of $7.2 million.
Shares Reserved for Future Issuance
Shares of the Company’s common stock reserved for future issuance are as follows:

	September 30, 2021	December 31, 2020
Common stock awards issued and outstanding	7,296,650	7,172,029
Authorized for future issuance under 2014 Equity Incentive Plan	3,602,674	3,518,414
Authorized for future issuance under 2016 Inducement Plan	858,515	469,419
Employee stock purchase plan	1,200,736	1,018,060
Total	12,958,575	12,177,922

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
Stock-Based Compensation Expense
The following table reflects stock-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$98	$68	$278	$288
Selling, general and administrative	1,776	1,559	5,241	4,515
Total stock-based compensation expense	$1,874	$1,627	$5,519	$4,803
Stock-based compensation of $30,000 and $98,000 was capitalized into inventory for the three and nine months ended September 30, 2021, respectively, and $53,000 and $206,000 for the three and nine months ended September 30, 2020, respectively. Stock-based compensation capitalized into inventory is recognized as cost of product sales when the related product is sold.
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

	Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	4,845	5,469
Restricted stock units	2,452	1,560
Total	7,297	7,029
14.     SUBSEQUENT EVENT
On October 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Supernus Pharmaceuticals, Inc. (“Parent”) and Supernus Reef, Inc., a wholly owned subsidiary of Parent (“Purchaser”). On the terms and subject to the conditions of the Merger Agreement, Purchaser commenced a cash tender offer (the “Tender Offer”) to acquire all of the outstanding shares of common stock of the Company for (i) $8.10 per share in cash plus (ii) two contingent value right payments per share collectively worth up to $1.00 per share in cash, net of applicable withholding taxes and without interest. Following the completion of the Tender Offer, Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Parent a termination fee of $16.0 million. The Merger Agreement is subject to customary closing conditions and is anticipated to close in the fourth quarter of 2021 or first quarter of 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this report, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions, including our expectations regarding the acquisition of our company by Supernus Pharmaceuticals, Inc. and the expected impact that the COVID-19 pandemic will continue to have on our business. Our actual results could differ materially from those discussed in these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk factors.”
Pending Transaction with Supernus Pharmaceuticals, Inc.
On October 10, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Supernus Pharmaceuticals, Inc. (“Parent”) and Supernus Reef, Inc., a wholly owned subsidiary of Parent (“Purchaser”). On the terms and subject to the conditions of the Merger Agreement, Purchaser commenced a cash tender offer (the “Tender Offer”) to acquire all of the outstanding shares of our common stock for (i) $8.10 per share in cash plus (ii) two contingent value right payments per share collectively worth up to $1.00 per share in cash, net of applicable withholding taxes and without interest. Following the completion of the Tender Offer, Purchaser will merge with and into Adamas Pharmaceuticals, Inc., with Adamas Pharmaceuticals, Inc. continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a termination fee of $16.0 million. The Merger Agreement is subject to customary closing conditions and is anticipated to close in the fourth quarter of 2021 or first quarter of 2022.
Overview
At Adamas Pharmaceuticals, Inc., our mission is to make everyday life significantly better for people affected by neurological diseases. We are a fully integrated company with commercial and partnered medicines, focused on growing a portfolio of therapies to address a range of neurological diseases while actively supporting our patient and physician communities. We combine our proven expertise in discovery, development and commercialization with our passion for improving lives to deliver innovative medicines that reduce the burden of neurological diseases on patients, caregivers, and society. Currently, we are primarily focused on the commercialization of GOCOVRI in the United States. Additionally, we have integrated OSMOLEX ER, which we acquired on January 4, 2021, and are commercializing the product in the United States.
GOCOVRI® (amantadine) extended release capsules is the first and only FDA-approved medicine indicated for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, and as an adjunctive treatment to levodopa/carbidopa in patients with Parkinson’s disease experiencing OFF episodes. GOCOVRI was approved for marketing by the U.S. Food and Drug Administration, or FDA, on August 24, 2017 for its initial indication to treat dyskinesia. On February 1, 2021, we announced we had received marketing authorization from the FDA for a supplemental New Drug Application (sNDA) for GOCOVRI, gaining a second indication for the product as an adjunctive treatment for OFF episodes. The update to the label indication makes GOCOVRI the only medicine clinically proven and approved to reduce both OFF and dyskinesia in Parkinson’s patients taking a levodopa-based medication, resulting in a clinically meaningful increase in good ON time without the need for a ‘trade-off’ when managing motor complications. On June 17, 2020, we announced that we had discontinued further development of (ADS-5102) a potential additional indication for GOCOVRI for the treatment of walking impairment in patients with multiple sclerosis (“MSW”).

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
Going forward, if the Merger does not occur, we intend to expand our product pipeline by acquiring, through license or otherwise, additional candidates for research and development and potential commercialization.
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
How we are operating in the current COVID-19 environment
We are committed to the health and safety of our employees and their families and doing our part to slow the community spread of COVID-19. We are following the guidelines of the Centers for Disease Control and other federal, state and local authorities and will continue to assess when it is appropriate for our team to fully return to normal work practices.
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
Impact on our financial condition and capital resources
The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including the emergence of new variants and new information that may emerge concerning the severity and duration of actions taken to contain or prevent further spread. Throughout the COVID-19 pandemic we have observed widespread closure of clinics and cancellation or rescheduling of patient appointments, restriction of access to sales representatives in some institutions and a marked increase in telemedicine consultations. While certain governments have eased restrictions, there continues to be areas where restrictions remain in place and new variants may lead to new shutdowns or business disruptions in the future that may further impact sales. As of September 30, 2021, we had cash, cash equivalents, and investments of $111.1 million.
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
Comparison of the three and nine months ended September 30, 2021 and 2020
Financial results for the periods ended September 30, 2021 include OSMOLEX ER’s financial results subsequent to the acquisition closing date of January 4, 2021.
Revenues
The following table summarizes the sources of our revenues by category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Product sales	$24,579	$18,970	$5,609	30%	$63,114	$51,405	$11,709	23%
Royalty revenue	1,317	1,206	111	9%	4,065	2,046	2,019	99%
Total revenues	$25,896	$20,176	$5,720	28%	$67,179	$53,451	$13,728	26%
Product sales
Product sales by product were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
GOCOVRI	$24,013	$18,970	$5,043	27%	$61,737	$51,405	$10,332	20%
OSMOLEX ER	566	—	566	NM	1,377	—	1,377	NM
Total product sales	$24,579	$18,970	$5,609	30%	$63,114	$51,405	$11,709	23%
NM – Not meaningful.

The following table summarizes the approximate number of total GOCOVRI paid prescriptions for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Total GOCOVRI Paid Prescriptions	10,700	7,785	2,915	37%	28,835	22,905	5,930	26%
GOCOVRI product sales increased by $5.0 million, or 27%, to $24.0 million for the three months ended September 30, 2021, from $19.0 million for the three months ended September 30, 2020, and increased by $10.3 million, or 20%, to $61.7 million for the nine months ended September 30, 2021, from $51.4 million for the nine months ended September 30, 2020. The increase in both periods was due to growth in sales of GOCOVRI, in addition to a 3% price increase that went into effect in January 2021. The approximate number of total GOCOVRI paid prescriptions increased by 2,915, or 37%, to 10,700 for the three months ended September 30, 2021, from 7,785 for the three months September 30, 2020, and increased by 5,930, or 26% to 28,835 for the nine months ended September 30, 2021, from 22,905 for the nine months ended September 30, 2020. OSMOLEX ER product sales were $0.6 million and $1.4 million for the three and nine months ended September 30, 2021, compared to no sales for the three and nine months ended September 30, 2020, as we acquired OSMOLEX ER at the beginning of January 2021.
Strong GOCOVRI patient persistence of 45%-50% at 12 months continued in the third quarter of 2021. In addition to total paid prescriptions, we monitor new paid prescriptions as a key performance indicator for our business. The following table summarizes the approximate number of total GOCOVRI paid prescriptions and approximate number of new GOCOVRI paid prescriptions for each of the quarterly periods indicated:

	Three Months Ended
	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total GOCOVRI paid prescriptions	10,700	9,400	8,735	8,165	7,785	7,915	7,205
New GOCOVRI paid prescriptions	690	730	590	510	430	370	500
Royalty revenue
Royalty revenue was $1.3 million and $4.1 million for the three and nine months ended September 30, 2021, respectively, compared to $1.2 million and $2.0 million for the three and nine months ended September 30, 2020, respectively. We began recognizing royalty revenue on net sales of NAMZARIC in May 2020.
Cost of product sales
Cost of product sales for the periods indicated were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Cost of product sales	$576	$488	$88	18%	$1,488	$1,441	$47	3%
Cost of product sales increased by $0.1 million to $0.6 million, or 2% of product sales, for the three months ended September 30, 2021, from $0.5 million, or 3% of product sales, for the three months ended September 30, 2020; and increased by $47,000 to $1.5 million, or 2% of product sales, for the nine months ended September 30, 2021, from $1.4 million, or 3% of product sales, for the nine months ended September 30, 2020. Included in cost of product sales for the nine months ended September 30, 2021 and 2020, is a provision for the write-down of inventory of $29,000 and $0.3 million, respectively. Prior to receiving FDA approval in August 2017, we recorded all inventory costs incurred in the manufacture of GOCOVRI to be sold upon commercialization as research and development expense. As of June 30, 2020, substantially all the inventory that was previously expensed to research and development had been sold to customers. We do not expect our cost of product sales of GOCOVRI as a percentage of product sales to exceed 6% for the foreseeable future, excluding potential unknown one-time charges.

Research and development expenses
Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Research and development expenses	$1,225	$2,333	$(1,108)	(47)%	$4,485	$7,348	$(2,863)	(39)%
Research and development expenses decreased by $1.1 million, or 47%, to $1.2 million for the three months ended September 30, 2021, from $2.3 million for the three months ended September 30, 2020; and decreased by $2.9 million, or 39%, to $4.5 million for the nine months ended September 30, 2021, from $7.3 million for the nine months ended September 30, 2020. The decrease in research and development expenses for both periods was mainly attributable to lower clinical activity for the open-label extension study of ADS-5102 for the treatment of walking impairment in patients with multiple sclerosis. We discontinued additional development of this program in June 2020 and the open-label extension study closed out during the second quarter of 2021. Included in research and development expenses was stock-based compensation expense, which was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, as well as the three and nine months ended September 30, 2020.
Research and development expenses by category for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GOCOVRI(1)	$649	$2,031	$2,850	$6,183
Other research and development expenses	576	302	1,635	1,165
Total research and development expenses	$1,225	$2,333	$4,485	$7,348
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
Selling, general and administrative expenses, net
Selling, general and administrative expenses, net were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Selling, general and administrative expenses, net	$29,731	$26,120	$3,611	14%	$85,522	$73,849	$11,673	16%
Selling, general and administrative expenses, net, increased by $3.6 million, or 14%, to $29.7 million for the three months ended September 30, 2021, from $26.1 million for the three months ended September 30, 2020; and increased by $11.7 million, or 16%, to $85.5 million for the nine months ended September 30, 2021, from $73.8 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2021, was primarily due to: increased costs of approximately $1.8 million and $4.1 million, respectively, in personnel related costs, including stock-based compensation; and increased costs of approximately $1.8 million and $7.6 million, respectively, for GOCOVRI related promotional costs, market research and other external professional services, costs for the initial promotion of OSMOLEX ER, and other general corporate expenses. Included in selling, general and administrative expenses was stock-based compensation expense, which was

$1.8 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, compared to $1.6 million and $4.5 million for the three and nine months ended September 30, 2020, respectively.
Interest and other income (expense), net
Interest and other income (expense), net were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Interest and other income (expense), net	$(10,385)	$355	$(10,740)	NM	$(9,721)	$654	$(10,375)	NM
NM – Not meaningful.
Interest and other expense, net, for the three and nine months ended September 30, 2021 was $10.4 million and $9.7 million, respectively, compared to interest and other income, net, of $0.4 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2021 there was a loss on the fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCR of $10.4 million compared to a gain of $0.2 million during the three months ended September 30, 2020. During the nine months ended September 30, 2021 there was a loss on the fair value of the embedded derivative liability of $9.8 million, compared to a loss of $0.3 million during the nine months ended September 30, 2020. The change in the fair value of the embedded derivative liability was due to an increase in the probability of a change in control. For further discussion of the Merger Agreement we entered into with Supernus Pharmaceuticals, Inc., see “Note 14. Subsequent Event” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021 there was also lower interest income due to lower interest rates compared to the nine months ended September 30, 2020.
Interest expense
Interest expense related to our Royalty-Backed Loan was as follows (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2021	2020			2021	2020
Interest expense	$3,497	$3,506	$(9)	0%	$10,398	$10,597	$(199)	(2)%
Interest expense for the three and nine months ended September 30, 2021 remained relatively consistent with the three and nine months ended September 30, 2020.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents, and investments, which totaled $111.1 million and $83.4 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $549.7 million.
Prior to 2019, we raised an aggregate of approximately $336.6 million in sales of equity securities and entered into a Royalty-Backed Loan with HCR, whereby we borrowed a total of $100.0 million. As of September 30, 2021, the total remaining payment obligation of the Royalty-Backed Loan was $167.9 million. Since January 1, 2019, we have funded our operations primarily through sales of GOCOVRI, through sales of our common stock, and to a lesser extent through royalties received on net sales of NAMZARIC and sales of OSMOLEX ER. In November 2019, we entered into a sales agreement with Cowen and Company, LLC, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. As of September 30, 2021, we had issued 1,553,299 shares of common stock under the sales agreement and raised net proceeds of $8.3 million, including 1,335,896 shares sold at an average price of $5.57, for net proceeds of $7.2 million during the nine months ended September 30, 2021. We did not issue any shares under this agreement during the three months ended September 30, 2021. In March 2021, we completed a follow-on public offering of 14,375,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,875,000 shares of common stock, at an offering price of $4.40 per share. Proceeds from the follow-on public offering were approximately $59.3 million, net of underwriting discounts and offering-related transaction costs.
We believe our existing cash, cash equivalents, and investments at September 30, 2021 will be sufficient to fund our projected operating requirements, including continued commercialization of GOCOVRI for the treatment of OFF and dyskinesia in patients with Parkinson’s disease and OSMOLEX ER activities, for at least 12 months from the issuance of this Quarterly Report on Form 10-Q. However, it is possible that we will not achieve the progress that we expect, because revenues from GOCOVRI and OSMOLEX ER may be less than anticipated, especially in light of the current COVID-19 pandemic, and the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy. The duration and severity of the COVID-19 pandemic is unknown and makes projecting the outcome of future developments highly uncertain and cannot be predicted with confidence. Moreover, the costs associated with commercializing drugs are high and market acceptance is uncertain.
We expect to incur substantial expenses and operating losses for the foreseeable future. We expect to continue significant spending in connection with the continued commercialization of GOCOVRI for the treatment of OFF and dyskinesia in patients with Parkinson’s disease, OSMOLEX ER activities, and potential development of additional product candidates. If the pending acquisition of our company by Supernus Pharmaceuticals, Inc. (the “Merger”) does not close, to continue these activities, we may decide to raise additional funds through a combination of public equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all, especially as a result of the economic downturn occurring and expected to continue as a result of the emergence of new variants and actions taken to contain the spread of COVID-19. If the Merger does not close and if adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(36,486)	$(40,381)
Investing activities	(22,066)	25,030
Financing activities	65,515	380
Net increase (decrease) in cash and cash equivalents	$6,963	$(14,971)
Net Cash Used In Operating Activities
Net cash used in operating activities was $36.5 million for the nine months ended September 30, 2021 and consisted primarily of our net loss of $44.4 million and net changes in operating assets and liabilities of $8.4 million, partially offset by non-cash adjustments of $16.4 million. Changes in our operating assets and liabilities consisted primarily of: a decrease in accrued liabilities and other liabilities of $14.3 million mainly related to payment to Osmotica representing a patent litigation settlement, payout of the 2020 annual bonus, and release of a litigation settlement liability which amount was paid by insurance to the settlement class members; an increase in accounts receivable of $2.0 million due to higher unit sales and timing of receivable collections; offset by a decrease in prepaid expenses and other assets of $7.2 million mainly related to release of an insurance litigation recovery which amount was paid by insurance to the settlement class members. The non-cash adjustments consisted mainly of stock-based compensation of $5.5 million and a change in the fair value of the embedded derivative liability related to our Royalty-Backed Loan with HCR of $9.8 million.
Net Cash Used In Investing Activities
Net cash used in investing activities was $22.1 million for the nine months ended September 30, 2021, mainly as a result of purchases of available-for-sale securities, net of maturities, of $20.7 million, and the acquisition of OSMOLEX ER of $1.3 million.

Net Cash Provided By Financing Activities
Net cash provided by financing activities was $65.5 million for the nine months ended September 30, 2021, as a result of: cash proceeds of $59.3 million related to our March 2021 follow-on public offering; $7.2 million related to the sale of common stock under a controlled equity offering; and $0.7 million related to the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan; offset in part by $1.7 million of principal payments on our Royalty-Backed Loan with HCR.
Off-balance sheet arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.
Contractual obligations
Our future non-cancelable contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on February 23, 2021. There have been no material changes outside the ordinary course of our business to our future non-cancelable contractual obligations during the nine months ended September 30, 2021.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The completion of the Offer and Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on Adamas.
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

Risks related to the pending transaction with Supernus Pharmaceuticals, Inc.
The completion of the Offer and Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on Adamas.
On October 10, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Supernus Pharmaceuticals, Inc. and Supernus Reef, Inc., its wholly-owned subsidiary, pursuant to which Supernus Reef commenced a cash tender offer (the “Offer”) to acquire all of our outstanding shares of common stock, following which Supernus Reef will merge with and into Adamas, with Adamas continuing as the surviving corporation and as an indirect wholly-owned subsidiary of Supernus Pharmaceuticals. The completion of the Offer and the Merger is subject to a number of conditions, which make the completion and timing of the Offer and Merger uncertain. There can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.
If the Merger is not consummated within the expected time frame or at all, we may be materially adversely affected as a company, including that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed and that we will have incurred significant costs in connection with the Merger, without having realized the benefits of the Merger.
The Offer and Merger will involve substantial costs to Adamas and will require substantial management resources.
In connection with the consummation of the Offer and the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Offer and the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory and SEC filings and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Supernus Pharmaceuticals, Inc. a termination fee of $16.0 million. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.
The pendency of the Merger could adversely affect our business, financial results or operations.
The pendency of the Merger could cause disruptions and create uncertainty surrounding our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated, and could cause suppliers, customers and other counterparties to change existing business relationships. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock.
We are also subject to restrictions on the conduct of our business prior to the consummation of the Offer and the Merger as provided in the Merger Agreement, including, among other things, restrictions on our ability to acquire other businesses and assets, sell, transfer or license our assets, make investments, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents and incur indebtedness. These restrictions could prevent or delay the pursuit of strategic corporate or business opportunities, result in our inability to respond effectively to competitive pressures, industry developments, developments relating to our customers and suppliers, and future opportunities, and may as a result or otherwise have a significant negative impact on our business, results of operations and financial condition.
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
GOCOVRI is a high-dose, extended release amantadine, specifically designed to be taken once-daily at bedtime to provide an initial lag, then a slow rise in amantadine concentration during the night, and high levels of amantadine in the morning that gradually fall throughout the day into the evening. The manufacture of extended release versions of drugs is more complex than the manufacture of the immediate release versions of drugs. Notwithstanding the fact that we have validated our process, manufacturing disruptions may occur, including disruptions related to the impact or uncertainties of the duration of the COVID-19 pandemic. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. Although we have an adequate supply of GOCOVRI and have not observed disruptions in our supply chain to date as a result of COVID-19, there is no guarantee that we will not experience interruption of, or delays in receiving, supply due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems in the future. If any such issues were to arise with respect to GOCOVRI, our business, financial results, or stock price could be adversely affected.
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
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If the Merger does not close and if our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated operating results and/or earnings guidance that we may provide.
If we do not have adequate funds to cover all of our development and commercial activities, we may have to raise additional capital or curtail or cease operations.
We began to commercialize GOCOVRI for the treatment of dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy, with or without concomitant dopaminergic medications, in January 2018, and it will require substantial funds to continue to commercialize GOCOVRI. In addition, funds are required for the continued operation of our business. We have entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen and Company, LLC as our sales agent. As of September 30, 2021, we had issued 1,553,299 shares of common stock and raised net proceeds of $8.3 million under this facility. As of September 30, 2021, we had approximately $111.1 million in cash, cash equivalents, and investments. We believe that our available cash, cash equivalents, and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months, but there can be no assurance that this will be the case, especially in light of the uncertainties related to, and the duration of, the COVID-19 pandemic.
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
If the Merger does not close and if we do not have adequate funds to support these activities, our business opportunities could be hindered.
If we need additional funds to operate our business and if we cannot raise additional capital when needed, or if additional capital is not available to us on favorable terms, our stockholders may be adversely affected or our business may be harmed.
If the Merger does not close and if we need additional funds to support our business and additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our research and clinical development programs or commercialization efforts. We do not have any committed external source of funds or other support for our development efforts. We expect to finance future cash needs through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. The trading prices for our common stock, as well as the broader equity and debt markets, have been highly volatile since the advent of the COVID-19 pandemic. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through debt financings, royalty financings, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our products and product candidate, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, in addition to the repayment of principal and interest on negotiated terms, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.
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
Our share price is volatile and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have become the target of this type of litigation and in May 2019 a putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our current and former directors and officers alleging violations of the securities laws by us and certain of our current and former directors and officers in connection with our January 2018 secondary public offering of common stock. In addition, in December 2019, another putative class action lawsuit was filed against us and certain former officers alleging violations of the Securities Act of 1934. For more information, please see Litigation and Other Legal Proceedings in “Note 9. Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements (unaudited)” in Item 1 of this Quarterly Report on Form 10-Q. Further, we may become subject to litigation regarding the pending Merger. Lawsuits such as these can be expensive to defend and could divert our management’s attention from the conduct of our business, which could have an adverse effect on our business.
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
If the Merger does not close, provisions in our corporate charter and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number		Incorporation By Reference				Filed / Furnished Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1***	Asset Purchase Agreement by and between Adamas Pharmaceuticals, Inc. and Osmotica Pharmaceutical US LLC.	10-K	001-36399	2.1	2/23/2021

2.2***	First Amendment to Asset Purchase Agreement by and between Adamas Pharmaceuticals, Inc. and Osmotica Pharmaceutical US LLC.	10-Q	001-36399	2.2	8/9/2021

2.3*	Agreement and Plan of Merger, dated as of October 10, 2021, by and among Supernus Pharmaceuticals, Inc., Supernus Reef, Inc. and Adamas Pharmaceuticals, Inc.	8-K	001-36399	2.1	10/12/2021

3.1	Amended and Restated Certificate of Incorporation of Adamas Pharmaceuticals, Inc.	8-K	001-36399	3.1	4/15/2014

3.2	Amended and Restated Bylaws of Adamas Pharmaceuticals, Inc.	S-1	333-194342	3.4	3/5/2014

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Adamas Pharmaceuticals, Inc.	S-1	333-194342	4.1	3/26/2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

* Schedules omitted pursuant to Item 601 of Regulation S-K. Adamas Pharmaceuticals, Inc. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
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

Adamas Pharmaceuticals, Inc.
(Registrant)

Date:	November 10, 2021	/s/ Neil F. McFarlane
Neil F. McFarlane
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2021	/s/ Christopher B. Prentiss
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)